Form 10-Q
period 2024-06-30
Eco Bright Future, Inc.
filed 2024-08-13
CIK 1919182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-56658

_____________________

Eco Bright Future, Inc.

(Exact name of registrant as specified in its charter)

_____________________

WY	87-2433500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 BOWSPRIT LANE, HOLIDAY, FL	34691
(Address of principal executive offices)	(Zip Code)

727-692-3348

(Registrant’s telephone number, including area code)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁ ler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of June 30, 2024, the registrant had 100,690,000 shares of common stock, par value .001 per share outstanding.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash	$14,841	$14,761
Accounts receivable	1,625	1,657
Other current assets	4,083	982
Total current assets	20,549	17,400

NON-CURRENT ASSETS
Intangible assets	4,800	—
Property and equipment, net	—	296
Total non-current assets	4,800	296
TOTAL ASSETS	$25,349	$17,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	22,225	10,868
Accounts payable, related party	55,455	—
Total current liabilities	77,680	10,868

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 100,000,000 shares authorized and 10,000,000 shares issued and outstanding	10,000	10,000

Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized, 100,690,000 and 100,690,000 shares issued and outstanding, respectively	100,690	100,690

Additional paid-in capital	(90,935)	(90,935)
Accumulated deficit	(71,701)	(12,593)
Accumulated other comprehensive loss	(385)	(334)
Total stockholders' equity (deficit)	(52,331)	6,828

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,349	$17,696

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Sales	$—	$29,571	$—	$29,571

OPERATING EXPENSES
Salaries and wages	—	3,827	—	14,999
Professional fees	46,019	—	55,019	—
General and administrative	681	25	4,089	1,251
Total operating expenses	46,700	3,852	59,108	16,250

OPERATING INCOME (LOSS)	(46,700)	25,719	(59,108)	13,321

OTHER INCOME (EXPENSE)
Other expenses	—	(292)	—	(488)
Other income	—	685	—	685
Total other income (expense)	—	393	—	197

Income (loss) Before Income Taxes	(46,700)	26,112	(59,108)	13,518
Provision for income taxes	—	—	—	—

Net Income (loss)	$(46,700)	$26,112	$(59,108)	$13,518

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(1,023)	825	(385)	(198)

COMPREHENSIVE INCOME (LOSS)	$(47,723)	$26,937	$(59,493)	$13,320

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$13.06	$(0.00)	$6.76
Diluted	$(0.00)	$13.06	$(0.00)	$6.76

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	100,690,000	2,000	100,690,000	2,000
Diluted	100,690,000	2,000	100,690,000	2,000

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance, March 31, 2023	—	$—	—	19,417	$—	$(38,318)	$412	$(18,489)

Currency translation	—	—	—	(43)	—		1,835	1,792

Net income for three months ended June 30, 2023	—	—	—	—	—	26,112	—	26,112

Balance, June 30, 2023	—	$—	2,000	$19,374	$—	$(12,206)	$2,247	$9,415

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance, March 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(25,001)	$(385)	$(5,631)

Net loss for three months ended June 30, 2024	—	—	—	—	—	(46,700)	—	(46,700)

Balance, June 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(71,701)	$(385)	$(52,331)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance, December 31, 2022	—	$—	2,000	$19,108	$—	$(25,724)	$945	$(5,671)

Currency translation	—	—	—	266	—	—	1,302	1,568

Net income for six months ended June 30, 2023	—	—	—	—	—	13,518	—	13,518

Balance, June 30, 2023	—	$—	2,000	$19,374	$—	$(12,206)	$2,247	$9,415

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance, December 31, 2023	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(12,593)	$(334)	$6,828
Currency translation	—	—	—	—	—	—	(51)	(51)

Net loss for six months ended June 30, 2024	—	—	—	—	—	(59,108)	—	(59,108)

Balance, June 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(71,701)	$(385)	$(52,331)

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(59,108)	$13,518
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	296	591
Changes in operating assets and liabilities:
Other current assets	(3,120)	(212)
Accounts payable and accrued expenses	11,357	(5,042)
Net cash (used in) provided by operating activities	(50,575)	8,855

Cash flows from investing activities:
Purchase of intangible asset	(4,800)	—
Net cash used in investing activities	(4,800)	—

Cash flows from financing activities:
Loans from related party	55,455	—
Net cash provided by financing activities	55,455	—

Net change in cash	80	8,855
Cash, beginning of period	14,761	6,024

Cash, end of period	$14,841	$14,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of Eco Bright Future, Inc. (“Eco Bright”, or the “Company”) and its wholly owned subsidiaries United Heritage, Sociedad Anonmima De Capital Variable (“UHS”) and its wholly owned subsidiary Universa Hub Africa (“UHSA”), collectively, (“UHA”). Eco Bright was incorporated on August 31, 2021, under the laws of the State of Wyoming. UHS was incorporated on July 12, 2023, under the laws of the country of El Salvador and UHSA was incorporated on March 28, 2019, under the laws of the country of Tunisia. On December 20, 2023, the Company entered into a Merger Agreement with United Heritage, Sociedad Anonmima De Capital Variable (“UHA”), a company organized and existing under the laws of El Salvador, with its head office located in San Salvador, El Salvador.

The Merger Agreement will allow the Company to access capital markets as a result of public exchange listing to fund its intent to carry on the business of UHA as an artificial intelligence and blockchain technology company that utilizes real world tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. The Company intends to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as Tunisia and United Arab Emirates and plan to enter into agreements in connection with its blockchain products in Thailand, Indonesia, and Guatemala.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Eco Bright have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Eco Bright’s Annual Report on Form 1-K filed with the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2023 as reported in the Form 1-K have been omitted.

New Accounting Pronouncements

Eco Bright has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

Revenue Recognition Policy

Eco Bright recognizes revenue in accordance with the provisions of Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied.

During the six months ended June 30, 2024 and 2023, revenue of $0 and $29,571, respectively, was recognized from providing consulting services related to blockchain technology software development sales. The revenue was recognized upon being earned upon completion of services and acceptance by the customer.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations in Sales to Foreign Customers

During the six months ended June 30, 2023, $29,571 in revenue generated for software development and consulting was generated from foreign customers in the country of Tunisia. An Adverse change in either economic conditions abroad or the Company’s relationship with foreign entities could negatively affect the volume of the Company’s international sales and operations.

Basic and Diluted Loss Per Share

Eco Bright presents basic earnings per share (EPS) on the face of the statements of operation. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The calculation of basic and diluted net loss per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic Loss Per Share:
Numerator:
Net Income (loss)	$(46,700)	$26,112	$(59,108)	$13,518

Denominator:
Weighted average common shares outstanding:
Basic	100,690,000	2,000	100,690,000	2,000
Diluted	100,690,000	2,000	100,690,000	2,000
Net income (loss) per common share:
Basic	$(0.00)	$13.06	$(0.00)	$6.76
Diluted	$(0.00)	$13.06	$(0.00)	$6.76

Income Taxes

Eco Bright records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2024, an officer and director of the Company incurred $36,874 in travel and other corporate expenses. The amounts are short-term loans, do not bear interest, are unsecured and are to be repaid upon demand with no interest.

During the six months ended June 30, 2024, an officer and director of the Company lent cash and paid expenses on behalf of the Company totaling $18,581 in travel and other corporate expenses. The amounts are short-term loans, do not bear interest, are unsecured and are to be repaid upon demand with no interest.

NOTE 3 - GOING CONCERN

Eco Bright's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Eco Bright has recently accumulated losses since its inception and has had negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Eco Bright's ability to continue as a going concern are as follows:

The ability to continue Eco Bright’s operations depends on its ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and obtain capital.

There can be no assurance that Eco Bright will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of Eco Bright to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FOREIGN CURRENCY OPERATIONS

Eco Bright operates in foreign countries, specifically, Tunisia during the six months ended June 30, 2024 and year ended December 31, 2023. As such, assets and liabilities of foreign subsidiaries are translated into United States dollars at the rated of exchange in effect at year-end. The related translation adjustments are made directly to other comprehensive income or loss. Income and expenses are translated at the average rates of exchange in effect during the year. Foreign currency gains and losses are included in the results of operations and are generally classified in other income (expense) in the Consolidated Statements of Operations. Accumulated other comprehensive loss was $385 and $334 at June 30, 2024 and December 31, 2023. Foreign currency net loss was $51 and $1,357 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 5 - SUBSEQUENT EVENTS

Eco Bright reviewed subsequent events through August 15, 2024, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report and are not guarantees of future performance or actual results

Business Operations

The financial statements presented are those of Eco Bright Future, Inc. (“Eco Bright”, or the “Company”) and its wholly owned subsidiaries United Heritage, Sociedad Anonmima De Capital Variable (“UHS”) and its wholly owned subsidiary Universa Hub Africa (“UHSA”), collectively, (“UHA”). The Company is an artificial intelligence and blockchain technology company that utilizes real world tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. The Company intends to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as Tunisia and United Arab Emirates, and plan to enter into agreements in connection with its blockchain products in Thailand, Indonesia, and Guatemala.

The following presents managements analysis of the consolidated financial condition of Eco Bright Future, Inc. and Subsidaries (Eco Bright) as of June 30, 2024 and December 31, 2023.

Results of Operations

For the Three Months Ended June 30, 2024 and 2023

Revenues and Cost of Sales

We recognized $0 and $29,571 in revenues during the three months ended June 30, 2024 and 2023 from providing non-recurring consulting services related to blockchain technology software development sales.

Operating Expenses

Operating expenses were $46,700 during the three months ended June 30, 2024, compared to $3,852 during the three months ended June 30, 2023. Operating expenses consisted of $46,019 and $0 in professional fees and $681 and $3,852 in general and administrative expenses during the three months ended June 30, 2024 and 2023, respectively. The increase in professional fees is the result of increased legal and professional fees required as a result of the merger agreement and assumption of Eco Bright public reporting requirements.

Other Income and Expenses

Other net expenses were an immaterial $0 and $393 during the three months ended June 30, 2024 and 2023, respectively.

Net Loss

As a result of the above, we recognized a net loss of $46,700 and net income of $26,112 for the three months ended June 30, 2024 and 2023, respectively.

For the Six Months Ended June 30, 2024 and 2023

Revenues and Cost of Sales

We recognized $0 and $29,571 in revenues during the six months ended June 30, 2024 and 2023 from providing non-recurring consulting services related to blockchain technology software development sales.

Operating Expenses

Operating expenses were $59,108 during the six months ended June 30, 2024, compared to $16,250 during the six months ended June 30, 2023. Operating expenses consisted of $55,019 and $0 in professional fees, $0 and $14,999 in salaries and wages and $4,089 and $1,251 in general and administrative expenses during the six months ended June 30, 2024 and 2023, respectively. The increase in professional fees is the result of increased legal and professional fees required as a result of the merger agreement and assumption of Eco Bright public reporting requirements.

Other Income and Expenses

Other net income was an immaterial $0 and $197 during the six months ended June 30, 2024 and 2023, respectively.

Net Loss

As a result of the above, we recognized a net loss of $59,108 and net income of $13,518 for the six months ended June 30, 2024 and 2023, respectively.

We anticipate losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff to continue planned operations and increases in legal and accounting expenses associated with maintaining a public reporting company. We expect that we will continue to have net losses from operations for several years until revenues become sufficient to offset operating expenses.

Liquidity and Capital Resources of the Company

Current Assets

Current assets at June 30, 2024 and December 31, 2023 totaled $20,549 and $17,400, respectively, consisting of $14,841 and $14,761 in cash, $1,625 and $1,657 in accounts receivable and $4,083 and $982 in other current assets.

Total Assets

Total assets at June 30, 2024 and December 31, 2023 totaled $25,349 and $17,696, respectively, consisting of $20,549 and $17,400 in current assets and $4,800 and $296 in intangible assets and property and equipment, respectively.

Current Liabilities

Total liabilities were all current as of June 30, 2024 and December 31, 2023 and consisted of accounts payable and accrued expenses of $22,225 and $10,868, and loans from related parties for operating expense advances totaling $55,455 and $0, respectively.

Net Cash Used in Operating Activities.

During the six months ended June 30, 2024, our operating activities used net cash of $50,575, compared to net cash provided of $8,855 during the six months ended June 30, 2023. Uses of cash from operations during the six months ended June 30, 2024 are mainly due to the net loss of $59,108, partially offset by $8,237 in changes in cash used from operating assets and liabilities as well as $296 in non-cash operating expenses. Sources of cash provided from operations during the six months ended June 30, 2023 are mainly due to the net income of $13,518 as well as $296 in non-cash operating expenses, partially offset by $5,254 in changes in cash used from operating assets and liabilities.

Net Cash Used in Investing Activities.

During the six months ended June 30, 2024, we used net cash of $4,800 to purchase an internet domain name. We did not use cash in investing activities during the six months ended June 30, 2023.

Net Cash Provided by Financing Activities.

During the six months ended June 30, 2024, we received $55,455 in loans from officers and significant shareholders. We did have any cash financing activity during the six months ended June 30, 2023.

At June 30, 2024 we had a working capital deficit of $57,131, compared to working capital of $6,532 at December 31, 2023.

Going Concern

At June 30, 2024, we only have $25,349 in assets, $77,680 in current liabilities and a $71,701 accumulated deficit. Our current liquidity resources are not sufficient to fund anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

The ability to continue Eco Bright’s operations depends on its ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and obtain capital.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. There is no assurance we will be successful in any of these goals.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the periods ended June 30, 2024 and December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide this informaiton

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of June 30, 2024, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2024.

The Company had a significant deficiency in internal control over financial reporting.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. A reasonable possibility exists when the likelihood of an event occurring is either reasonably possible or probable as defined as follows:

Reasonably possible. The chance of the future event or events occurring is more than remote but less than likely.

Probable. The future event or events are likely to occur.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by the audit committee or those responsible for oversight of the entity’s financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A – RISK FACTORS

Any investment in our securities is highly speculative.  The Company's business and ownership of shares of our common stock are subject to numerous risks.  You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We need additional capital.

We need additional financing to grow our operations. The amount required depends upon our business operations, and how quickly we grow. Varying based on growth strategies, it is estimated between $5,000,000 and $25,000,000 will have to be raised over the next 2 years. We may be unable to secure this additional required financing on a timely basis, under terms acceptable to us, or at all. To obtain additional financing, we will sell additional equity securities, which will further dilute shareholders' ownership in us. Ultimately, if we do not raise the required capital, we may experience delayed growth or need to cease operations.

We are dependent upon our key personnel.

We are highly dependent upon the services of Tomaz Strgar, our Chief Technology Officer. If he terminated his services with us, our business would suffer.

There is only a limited trading market for our securities.

Our Common Stock is traded on the OTC Pink Sheets. The prices quoted may not reflect the price at which you can resell your shares. Because of the illiquid nature of our stock, we are subject to rules of the U.S. Securities and Exchange Commission that make it difficult for stockbrokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. There can be no assurance that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

Our management controls us.

Our current officers and directors own approximately 74% of our outstanding common stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. Alexander Borodich, by his ownership of Class A Preferred Stock, has the right to vote 49% of our voting securities.

We have a going concern issue.

Eco Bright's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Eco Bright has recently accumulated losses since its inception and has had negative cash flows from operations until 2023, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Eco Bright's ability to continue as a going concern are as follows:

The ability to continue Eco Bright’s operations depends on its ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and obtain capital.

There can be no assurance that Eco Bright will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of Eco Bright to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Licensing and permissions to tokenize real world assets could take longer than expected in different jurisdictions.

Licensing and permission to tokenize real world assets legally in the jurisdictions in which we operate could be delayed or denied. If we are unable to obtain all the licenses we are expecting it could negatively impact our growth potential.

The Real World Asset (RWA) Tokenization Market is Highly Competitive and Fragmented.

There are a substantial number of companies attempting to enter this highly competitive market. We feel we have a good competitive advantage, however there are many companies we will compete with that are better funded than we are. There is no guarantee we will be able to take the market share we are expecting. Other risks associated can come from government intervention including, but not necessarily limited to, future government regulation limiting the scope of activities available to generate revenue and creating technological difficulties.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage in legal, accounting, auditing, and other professional services. The engagement of such services is costly, and we are likely to incur losses that may adversely affect our ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control. In that case, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in a loss of the investor confidence and a decline in our share price.

We cannot assure you that our Common Stock will be listed on an exchange.

Our common stock is currently traded on the Pink Sheets under the symbol EBFI. Our goal is to become a fully reporting company, and uplist to a larger exchange, if possible. However, we cannot assure you that we will be able to meet the initial listing standards of the stock exchanges or quotation medium we are hoping to uplist to, or that we will be able to maintain a listing of our Common Stock on any stock exchange. After the filing of this Form 10, we expect that our Common Stock would continue to be eligible to trade on the “pink sheets,” where our stockholders may find it more difficult to trade shares in our Common Stock or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria outlined in such rule, imposes various practice requirements on broker-dealers who sell securities governed by such rule to persons other than established customers and accredited investors. Consequently, such a rule may deter broker-dealers from recommending or trading shares in our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our Common Stock will likely be considered a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is currently deemed “penny stock,” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information concerning transactions in such securities). Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” generally refers to institutions with assets over $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. Moreover, brokers/dealers are required to determine whether an investment in a penny stock is suitable for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or dispose of them. This could cause our stock price to decline.

We have never paid dividends on our Common Stock, and it is not guaranteed that we will in the future.

We have never paid dividends on our Common Stock, we have this option as valid to discuss on the management level and approve it. There are no assurances or guarantees that we will be able to pay dividends.

We are an “emerging growth company” under the JOBS Act of 2012. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We may take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of specific accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the extended transition period to comply with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in three years, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more challenging to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we cannot raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences, and privileges that may adversely affect the common stock.

We have preferred stock currently issued and outstanding and do have the ability to issue more. The issuance of these shares could adversely affect the common stock already outstanding. The aforementioned preferred stock allows the holder to vote 10 times for each share owned. Currently Alexander Borodich owns 10,000,000 shares representing 100,000,000 votes. These shares hold special voting rights but are not convertible into common stock of the company.

There are inherent risks associated with our limitation of our internal policies and procedures to determine whether crypto assets and crypto-asset related services and products offered or that we intend to offer are “securities” within the meaning of Section 2(a)(1)

Some of our policies and procedures are risk-based judgments made by the company and not a legal standard or determination binding on any regulatory body or court. This includes the risk that we could be compliant within the jurisdiction we are operating in but out of compliance within the Securities Division and Governing Boards of Public Companies. The laws are often changing and keeping up with the specific changes is very important and difficult to manage.

We have a potential requirement to register as an investment company under the Investment Company Act of 1940

The company could be required to register as an investment company in the future. This could add additional requirements and additional expenses that could negatively impact the company and restrict our ability to implement certain aspects of our business plan.

We are currently applying for several licenses in different Jurisdictions. If they are not approved it could affect our growth rate.

We are currently applying for licenses in El Salvador and plan to quickly apply for licensing in Thailand and UAE. If these licenses do not get issued it would affect our ability to grow and would prohibit us from tokenizing many of the assets and commodities we are planning on tokenizing.

The use of AI can be expensive, unpredictable and carries its own risks that are not associated with our individual blockchain technology.

The use of AI can also create more regulatory stipulations and the everchanging environment could make AI implementation difficult or not profitable. Certain AI engines also carry with them security risks from an encryption aspect.

We plan to operate in El Salvador, Tunisia, United Arab Emirates, Thailand, Indonesia and Guatemala. The risks associated with the various regimes and government oversite in these countries could impact our business.

The governments and regulations in the countries we plan to operate in could pass legislation affecting our plans for development and growth within the regions. Dealing with the regulatory environments in these countries can be risky and therefore could affect the growth, expansion and viability of the company in the future.

We plan to operate using licenses with El Salvador, Tunisia, United Arab Emirates, Thailand, Indonesia and Guatemala. Any country can change regulations and make licensing and compliance more difficult and/or more expensive.

The operation of licensing across multiple jurisdictions can be difficult to keep up with current regulations and restrictions. Changes in leadership in the countries can also affect our licenses even after they are issued.

Risks Related to Real World Asset Tokenization.

There are risks associated with dealing with and issuing real world asset tokens. These risks include but are not limited to: risks of the underlying asset being damaged or stolen, storage costs, maintenance costs, the liquidity risks associated with selling the real world assets and the overall risk of theft of not only the tangible asset but also the token.

Blockchain Technology carries with is certain risks and compliance issues.

Blockchain technologies are heavily regulated and will likely become more regulated as it becomes more integrated in business and personal use cases. There are also risks associated with cyber criminals and fraud throughout the world. Blockchain also uses infrastructure that can be slowed or destroyed by natural disasters, power outages and other uncontrollable circumstances. There are also risks associated with blockchain due to cyber criminals and fraud throughout the world.

Blockchain Technology Regulatory developments could present the company with certain risks and compliance issues.

The blockchain technology regulatory environment is ever changing. Changes to the regulations could affect our ability to implement certain parts or all of our business plan. The areas in which we intend to operate are evolving their blockchain requirements and maintaining compliance with these changes can become expensive and very cumbersome for the company. Licensing requirements in many of the jurisdictions in which we intend to operate are evolving and also many are under their initial development stage. Historically countries have introduced more and more legislation as they continue to resolve issues related to blockchain regulation.

Blockchain Technology outage or impairment could significantly harm our company.

If our blockchain experienced an outage or impairment or attack from cyber criminals we could have our business model affected in many ways including but not limited to a complete loss of customer base, loss of a large portion of our customers, bad reputation for being an unsable blockchain or a questionable reputation for securing information as advertised.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 3 months ended June 30, 2024 there were no sales of unregistered securities.

Item 3 DEFAULTS UPON SENIOR SECURITIES

None

Item 4 MINE SAFETY DISCLOSURES

N/A

Item 5 OTHER INFORMATION

None

Itme 6 - EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Bright Future, Inc.

By:	/s/ George Athanasiadis
George Athanasiadis CEO

Date:  8/12/2024