Form 10-Q
period 2024-09-30
Eco Bright Future, Inc.
filed 2024-11-14
CIK 1919182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-56658

_____________________

Eco Bright Future, Inc.

(Exact name of registrant as specified in its charter)

_____________________

WY	87-2595314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Trade Center El Salvador Calle El Mirador, 87 Ave Norte San Salvador, El Salvador	00000
(Address of principal executive offices)	(Zip Code)

727-692-3348

(Registrant’s telephone number, including area code)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated filer,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2024, the registrant had 100,690,000 shares of common stock, par value .001 per share outstanding.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023

ASSETS

CURRENT ASSETS
Cash	$17,532	$14,761
Accounts receivable	1,625	1,657
Other current assets	3,303	982
Total current assets	22,460	17,400

NON-CURRENT ASSETS
Software development	208,500	—
Intangible assets	4,800	—
Property and equipment, net	—	296
Total non-current assets	213,300	296
TOTAL ASSETS	$235,760	$17,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	12,709	10,868
Loans, related party	305,383	—
Total current liabilities	318,092	10,868

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 100,000,000 shares authorized and 10,000,000 shares issued and outstanding, respectively	10,000	10,000

Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized, 100,690,000 and 100,690,000 shares issued and outstanding, respectively	100,690	100,690

Additional paid-in capital	(90,935)	(90,935)
Accumulated deficit	(101,635)	(12,593)
Accumulated other comprehensive loss	(452)	(334)
Total stockholders' equity (deficit)	(82,332)	6,828

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$235,760	$17,696

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Sales	$1,446	$—	$1,446	$29,172

OPERATING EXPENSES
Salaries and wages	—	—	—	14,796
Professional fees	27,787	—	82,806	—
General and administrative	3,720	303	7,089	1,757
Total operating expenses	31,507	303	90,615	16,553

OPERATING INCOME (LOSS)	(30,061)	(303)	(89,169)	12,619

OTHER INCOME (EXPENSE)
Other expenses	—	(196)	—	(196)
Other income	127	89	127	685
Total other income (expense)	127	(107)	127	489

Income (loss) Before Income Taxes	(29,934)	(410)	(89,042)	13,108
Provision for income taxes	—	—	—	—

Net Income (loss)	$(29,934)	$(410)	$(89,042)	$13,108

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(67)	240	(452)	42
COMPREHENSIVE INCOME (LOSS)	$(30,001)	$(170)	$(89,494)	$13,150

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$(0.21)	$(0.00)	$6.55
Diluted	$(0.00)	$(0.21)	$(0.00)	$6.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	100,690,000	2,000	100,690,000	2,000
Diluted	100,690,000	2,000	100,690,000	2,000

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	—	$—	2,000	$19,374	$—	$(12,206)	$2,247	$9,415

Currency translation	—	—	—	(481)	—	—	711	230

Net loss for three months ended September 30, 2023	—	—	—	—	—	(410)	—	(410)

Balance, September 30, 2023	—	$—	2,000	$18,893	$—	$(12,616)	$2,958	$9,235

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(71,701)	(385)	$(52,331)

Currency translation	—	—	—	—	—	—	(67)	(67)

Net loss for three months ended September 30, 2024	—	—	—	—	—	(29,934)	—	(29,934)

Balance, September 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(101,635)	$(452)	$(82,332)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2022	—	$—	2,000	$19,108	$—	$(25,724)	$945	$5,671

Currency translation	—	—	—	(215)	—	—	2,013	1,798

Net income for nine months ended September 30, 2023	—	—	—	—	—	13,108	—	13,108

Balance, September 30, 2023	—	$—	2,000	$18,893	$—	$(12,616)	$2,958	$9,235

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2023	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(12,593)	$(334)	$6,828

Currency translation	—	—	—	—	—	—	(118)	(118)

Net loss for nine months ended September 30, 2024	—	—	—	—	—	(89,042)	—	(89,042)

Balance, September 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(101,635)	$(452)	$(82,332)

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(89,042)	$13,108
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	296	591
Currency translation	(67)	238
Changes in operating assets and liabilities:
Other current assets	(2,340)	(201)
Accounts payable and accrued expenses	1,841	(5,344)
Net cash (used in) provided by operating activities	(89,312)	8,392

Cash flows from investing activities:
Software development costs	(208,500)	—
Purchase of intangible asset	(4,800)	—
Net cash used in investing activities	(213,300)	—

Cash flows from financing activities:
Loans from related party	305,383	—
Net cash provided by financing activities	305,383	—

Net change in cash	2,771	8,392
Cash, beginning of period	14,761	6,024
Cash, end of period	$17,532	$14,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

Cash Equivalents

Eco Bright considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Intangible Assets

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the nine months ended September 30, 2024, the Company purchased a domain name for $4,800 which has not yet been placed in service. Intangible assets were $4,800 and $0 at September 30, 2024 and December 31, 2023, respectively.

Software Development Costs

Costs incurred to develop internal-use software during the application development stage are recorded as computer software costs, at cost. Costs incurred in the development of such internal-use software, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software application development, are capitalized. Costs incurred outside of the application development stage are expensed as incurred.

During the nine months ended September 30, 2024, the Company incurred $208,500 in internal software development costs related to the development of its blockchain based software platform. The software remains in development and has not been placed in service as of September 30, 2024.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company intends to provide digital assets from El Salvador for sale, tokenize assets for sale and develop blockchain tools for sale that will provide entry to the market for countries such as Tunisia and United Arab Emirates. During 2025, the Company plans to enter into agreements in connection with its blockchain products in Thailand, Indonesia, and Guatemala. Revenue recognition for the sale of digital and tokenized assets will be based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied, title or access to digital assets are transferred and amounts are due are collected or collectible.

During the nine months ended September 30, 2024 and 2023, revenue of $1,446 and $29,172, respectively, was recognized from providing consulting services and services related to blockchain technology software development sales. The revenue was recognized upon completion of services and acceptance by the customer.

Stock-Based Compensation

Eco Bright records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements (“ASC 820”) and ASC 825, Financial Instruments (“ASC 825”), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying values of cash, other current assets, property, loans payable to related parties, accounts payable and accrued expenses approximate fair value as of September 30, 2024. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

New Accounting Pronouncements

Eco Bright has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. The following new accounting pronouncements have been issued that might have a material impact on its consolidated financial position or results of operations:

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of more detailed information about a reportable segment’s expenses. ASU 203-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments must be applied retrospectively, and early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

In December 2023, the FASB issued ASU No.  2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 applies to all entities subject to income taxes and requires public business entities such as the Company to provide a tabular rate reconciliation and a separate disclosure for any reconciling items with certain categories that are equal to or greater than a specified quantitative threshold. The new standard is effective for annual periods beginning after December 15, 2024 and is to be applied on a prospective basis with the option to apply the standard retrospectively, early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

Concentrations in Sales to Foreign Customers

During the nine months ended September 30, 2024 and September 30, 2023, $1,446 and $29,172 in revenue generated for software development and consulting was generated from foreign customers in the country of Tunisia. An Adverse change in either economic conditions abroad or the Company’s relationship with foreign entities could negatively affect the volume of the Company’s international sales and operations.

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

The calculation of basic and diluted net loss per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Loss Per Share:
Numerator:
Net Income (loss)	$(29,934)	$(410)	$(89,042)	$13,108

Denominator:
Weighted average common shares outstanding:
Basic	100,690,000	2,000	100,690,000	2,000
Diluted	100,690,000	2,000	100,690,000	2,000
Net income (loss) per common share:
Basic	$(0.00)	$(0.21)	$(0.00)	$6.55
Diluted	$(0.00)	$(0.21)	$(0.00)	$6.55

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024, an officer and director of the Company incurred $36,802 in travel and other corporate expenses. The amounts are short-term loans, do not bear interest, are unsecured and are to be repaid upon demand with no interest.

During the nine months ended September 30, 2024, an officer and director of the Company lent cash and paid expenses on behalf of the Company totaling $268,581 in software development expenses, travel and other corporate expenses. The amounts are short-term loans, do not bear interest, are unsecured and are to be repaid upon demand with no interest.

NOTE 3 - GOING CONCERN

Eco Bright's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Eco Bright has recently accumulated losses since its inception and has had negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about Eco Bright's ability to continue as a going concern are as follows:

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

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - FOREIGN CURRENCY OPERATIONS

Eco Bright operates in foreign countries, specifically, Tunisia during the nine months ended September 30, 2024 and year ended December 31, 2023. As such, assets and liabilities of foreign subsidiaries are translated into United States dollars at the rated of exchange in effect at year-end. The related translation adjustments are made directly to other comprehensive income or loss. Income and expenses are translated at the average rates of exchange in effect during the year. Foreign currency gains and losses are included in the results of operations and are generally classified in other income (expense) in the Consolidated Statements of Operations. Accumulated other comprehensive loss was $452 and $334 at September 30, 2024 and December 31, 2023, respectively. Foreign currency net gain was $67 for the nine months ended September 30, 2024 and a net loss of $238 of the nine months ended September 30, 2023.

NOTE 5 - SUBSEQUENT EVENTS

Eco Bright reviewed subsequent events through November 14, 2024, the date the financial statements were available to be issued.

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

The following presents managements analysis of the consolidated financial condition of Eco Bright Future, Inc. and Subsidiaries (Eco Bright) as of September 30, 2024 and December 31, 2023.

Results of Operations

For the Three months ended September 30, 2024 and 2023

Revenues and Cost of Sales

We recognized $1,446 and $0 in revenues during the three months ended September 30, 2024 and 2023 from providing non-recurring consulting services related to blockchain technology software development sales.

Operating Expenses

Operating expenses were $31,507 during the three months ended September 30, 2024, compared to $303 during the three months ended September 30, 2023. Operating expenses consisted of $27,787 and $0 in professional fees and $3,720 and $303 in general and administrative expenses during the three months ended September 30, 2024 and 2023, respectively. The increase in professional fees and general and administrative expenses are the result of increased legal, professional and other corporate expenses required as a result of the merger agreement and assumption of Eco Bright public reporting requirements.

Other Income and Expenses

Other net income was $127 during the three months ended September 30, 2024, while net other expenses were $107 during the three months ended September 30, 2023.

Net Loss

As a result of the above, we recognized net losses of $29,934 and $410 for the three months ended September 30, 2024 and 2023, respectively.

For the Nine months ended September 30, 2024 and 2023

Revenues and Cost of Sales

We recognized $1,446 and $29,172 in revenues during the nine months ended September 30, 2024 and 2023 from providing non-recurring consulting services related to blockchain technology software development sales.

Operating Expenses

Operating expenses were $90,615 during the nine months ended September 30, 2024, compared to $16,553 during the nine months ended September 30, 2023. Operating expenses consisted of $82,806 and $0 in professional fees, $0 and $14,796 in salaries and wages and $7,809 and $1,757 in general and administrative expenses during the nine months ended September 30, 2024 and 2023, respectively. The increase in professional fees and general and administrative expenses are the result of increased legal, professional and other corporate expenses required as a result of the merger agreement and assumption of Eco Bright public reporting requirements.

Other Income and Expenses

Other net income was an immaterial $127 and $489 during the nine months ended September 30, 2024 and 2023, respectively.

Net Loss

As a result of the above, we recognized a net loss of $89,042 and net income of $13,108 for the nine months ended September 30, 2024 and 2023, respectively.

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

Liquidity and Capital Resources of the Company

Current Assets

Current assets at September 30, 2024 and December 31, 2023 totaled $22,460 and $17,400, respectively, consisting of $17,532 and $14,761 in cash, $1,625 and $1,657 in accounts receivable and $3,303 and $982 in other current assets.

Total Assets

Total assets at September 30, 2024 and December 31, 2023 totaled $235,760 and $17,696, respectively, consisting of $22,460 and $17,400 in current assets and $213,300 and $296 in non-current software development costs, intangible assets and property and equipment, respectively.

Current Liabilities

Total liabilities of $318,092 and 10,868 were all current as of September 30, 2024 and December 31, 2023, respectively, and consisted of accounts payable and accrued expenses of $12,709 and $10,868, and loans from related parties for operating expense advances totaling $305,383 and $0, respectively.

Net Cash Used in Operating Activities.

During the nine months ended September 30, 2024, our operating activities used net cash of $89,312, compared to net cash provided of $8,392 during the nine months ended September 30, 2023. Uses of cash from operations during the nine months ended September 30, 2024 are mainly due to the net loss of $89,042 and $499 in changes in cash used from operating assets and liabilities, partially offset by a net $229 in non-cash operating expenses. Sources of cash provided from operations during the nine months ended September 30, 2023 are mainly due to the net income of $13,108 and $829 in non-cash operating expenses, partially offset by $5,545 in cash used from operating assets and liabilities.

Net Cash Used in Investing Activities.

During the nine months ended September 30, 2024, we used a total of $213,300 in cash in investing activities , consisting of $208,500 in cash for software development costs and $4,800 to purchase an internet domain name. We did not use cash in investing activities during the nine months ended September 30, 2023.

Net Cash Provided by Financing Activities.

During the nine months ended September 30, 2024, we received $305,383 in loans from officers and significant shareholders. We did have any cash financing activity during the nine months ended September 30, 2023.

At September 30, 2024 we had a working capital deficit of $295,632, compared to working capital of $6,532 at December 31, 2023.

Going Concern

At September 30, 2024, we only have $22,460 in current assets, with $318,092 in current liabilities and a $101,635 accumulated deficit. Our current liquidity resources are not sufficient to fund our anticipated level of operations for at least 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the periods ended September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a potential requirement to register as an investment company under the Investment Company Act of 1940

The company could be required to register as an investment company in the future. This could add additional requirements and additional expenses that could negatively impact the company and restrict our ability to implement certain aspects of our business plan. We do not currently meet The “Howey Test” and we do not custody any investments. We currently do not meet the definition of an investment company under Section 2(a)(1). In certain jurisdictions and depending on how certain assets are held in “custody” (meaning who holds the asset or commodity in question in their custody) there could be a need in the future to register as an investment company. We have consulted with our legal counsel and although right now we do not meet the requirement to register we could at a future date be required to register either through change in who has to register as an investment company or due to a change in how we operate and do business. We will continue to monitor the situation as it changes and maintain compliance with SEC governing rules even when we are dealing with foreign jurisdictions. The changing laws and regulations regarding what is considered an investment company is evolving with current blockchain and crypto technologies. This could change our regulatory expenses significantly and we could be required to register as an investment company.

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

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in El Salvador

El Salvador has become a global leader in crypto assets and crypto markets. They have been aggressively marketing crypto assets and have created regulations within El Salvador that govern their digital asset markets. This can provide risk if they begin to be more restrictive in certain activities that the company is involved with. We will be using the Digital Asset Provider License (DASP) from El Salvador and the revocation or suspension of this license could cause harm to the company.

CNAD is the regulating entity in El Salvador and they have very specific licensing requirements and they update regulations very often. The ongoing compliance has required us to hire a local individual that is approved by CNAD to assist in the rolling out of new and changing regulations. Licensing requirements are currently our main focus. In order to be granted a license you must show that your platform meets the guidelines and regulations of the CNAD and that you have the ability to adapt your platform to their future changes. This is a challenging environment to do business in because things change quickly and often.

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in Tunisia.

Tunisia is relatively new to the crypto asset market and will be changing and evolving as they learn and grow. This could be a risk as we are one of the first companies operating with the government in crypto assets and blockchain technologies in the country.

Tunisia has fewer regulatory changes currently happening than other jurisdictions but licensing requirements exist and ongoing compliance with their regulatory statutes requires supervision and a knowledgeable individual to monitor compliance. We have been operating in Tunisia for several years and we have a good understanding of their changing regulations and compliance issues.

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in United Arab Emirates.

UAE is on the cutting edge of crypto asset markets and is evolving and designing regulations and restrictions on many aspects of digital assets. As they introduce more regulations we could have an increased expense in conforming with new policies and procedures.

DMCC issues new rules and regulations including licensing requirements for operating within the UAE. Restrictions include not being able to operate without a license. To obtain licensing you must prove competence as a company and you must provide detail structure of your KYC/AML process and your overall platform security. Failure to obtain licensing could adversely affect the company.

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in Thailand.

Thailand is relatively new to the digital asset market and we expect to be one of the first companies operating in the way we expect to operate once we get the necessary licenses. Thailand will monitor closely our actions as a company and will be heavily involved in the way we roll out our products and services. We could experience delays or additional costs due to regulatory compliance.

Thailand has a growing digital market and as they continue to grow they are adapting their laws and regulations to prevent issues and fraud. The changes include limiting the licenses they are issuing. We intend to partner with a bank that currently has a license and in order to do this we must comply with the regulatory compliance from the bank we will work with. This process is ongoing in negotiations and we will release more information on this when we have reached a final agreement and have permission from our partners to disclose our agreement. If we are unable to proceed with this partnership we will need to find another partner or apply for our own license. Applying for our own license will greatly increase the timeline in which we expect to enter the Thai market.

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in Indonesia.

Indonesia is relatively new to the digital asset market. Indonesia likely introduce new and wide spread policies and procedures regarding crypto asset markets. We could experience delays or additional costs due to regulatory compliance.

Thailand licenses with the bank we are planning to work with would allow us to enter Indonesia. Indonesia has their own set of regulations that would also need to be complied with. Our partners in Thailand will work with our legal team and review the specific requirements before we enter the Indonesian market. If we are unable to obtain the license through partnership we will apply for a license individually in Indonesia and this would greatly increase our timeline for entering this market.

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in Guatemala.

Guatemala is more established with their policies than many other countries in regards to how they treat crypto asset markets but is still evolving and regulations are being changed often. Upon receiving and entering the market in Guatemala we will likely deal with many changes to the regulations as they implement more policies and procedures to regulate and protect the market.

Guatemala has individual compliance guidelines in regards to tokenized digital assets. We are monitoring the changes they are implementing and when we approach Guatemala for business we will ensure we are in compliance with their licensing requirements and that our platform meets their standards for KYC/AML, security features and the authorized access requirements.

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

Our KYC Process and AML process is using a third party program called SubSum. There are material risks if unauthorized individuals access our platform.

There are risks of Fines or regulatory issues if unauthorized individuals access our platform. We have taken steps to ensure this does not occur. In the event that it does happen we could be adversely affected in our business and there could be regulatory fines, penalties or levies associated with unauthorized or impermissible access or activities.

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

Blockchain Cyber criminals are causing issues throughout the world and have created the need for more regulation from countries attempting to protect companies and consumers. These regulations can create additional substantial expenses for blockchain companies to operate. Fraudulent activities such as setting up fake accounts and trying to create fake transactions have created the need for further regulation. “hacking wallets” has become a significant risk when dealing with blockchain and crypto asset companies. Hacking wallets can be defined as an unauthorized individual accessing your individual wallet.

As regulation increases and more resources are put into stopping cyber criminals it is likely that a large financial burden will be put on companies operating blockchains.

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

If our blockchain experienced an outage or impairment or attack from cyber criminals we could have our business model affected in many ways including but not limited to a complete loss of customer base, loss of a large portion of our customers, bad reputation for being an unstable blockchain or a questionable reputation for securing information as advertised.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 3 months ended September 30, 2024 there were no sales of unregistered securities.

Item 3 DEFAULTS UPON SENIOR SECURITIES

None

Item 4 MINE SAFETY DISCLOSURES

N/A

Item 5 OTHER INFORMATION

None

Itme 6 - EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Bright Future, Inc.

By:	/s/ George Athanasiadis
George Athanasiadis CEO

Date:  November 13, 2024