Form 10-K
period 2024-12-31
Eco Bright Future, Inc.
filed 2025-04-09
CIK 1919182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2024

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

Commission File Number 000-56658Ec

ECO BRIGHT FUTURE INC.

(Exact name of registrant as specified in its charter)

Wyoming	87-2595314
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Registrant’s Principal Office

World Trade Center El Salvador

Calle El Mirador, 87 Ave Norte

San Salvador El Salvador 00000

Registrant’s telephone number, including area code:

(727-692-3348)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	EBFI	OTC Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Growth Company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock of $2.67 per share on September 30, 2024, the last business day of the registrants most recent completed third quarter, and 25,890,000 shares held by non-affiliates was $69,126,300.

As of December 31, 2024, the Registrant had 100,690,000 issued and outstanding shares of Common Stock.

Part 1

Item 1. Business.

Forward-Looking and Cautionary Statements

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties beyond our control. To discuss these risks, you should read this entire registration statement carefully, especially the risks discussed under the “Risk Factors” section. Although management believes that the assumptions underlying the forward-looking statements included in this registration statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and additional information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this registration statement will transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Website Access to SEC Reports

Our website at www.ecobrightfuture.com provides information about our company as well as copies of our reports filed with the SEC including annual and quarterly financial reports. To view the filings visit the website above and click on “filings” to view SEC filings. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including Eco Bright. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

ORGANIZATIONAL HISTORY

We were incorporated in the State of Wyoming in August 2021. We filed a Regulation A Offering in April of 2022. In December of 2023 we completed a reverse recapitalization with United Heritage, an El Salvador Corporation “United Heritage”), and its wholly owned subsidiary, Universa Hub Africa (“UHA”, or “Universa Hub Africa”), a Tunisian Corporation. Our current jurisdictions that we consolidate financials in and own any tangible or intangible assets are Tunisia, El Salvador, and the United States. A 1-U was filed in regards to this change of business on December 28, 2023. El Salvador is currently a holding company and there are no bank operations or bank accounts in El Salvador.

The reverse recapitalization was completed in December 2023 and the consolidated financial statements are based on UHA’s historical financial statements and Eco Bright’s historical financial statements, as adjusted, to give effect to UHA’s reverse recapitalization of the Company.

About Universa Hub Africa:

Universa Hub Africa is currently operating a blockchain application in Tunisia and has consulted with the Tunisian Government. This blockchain assists the government in interfacing with a top telecom operator in Tunisia (TOPNET). The blockchain is permissioned by Universa Hub Africa to the Tunisian Government. We assisted in the technical implementation of the blockchain and they now operate the blockchain. We are involved currently as consultants to assist the government in their specific needs and small changes they need with the blockchain. They operate and monitor the blockchain from a government level and are currently in full control of the blockchain they are using. Universa Blockchain which is owned by Universa Hub Africa is a public blockchain that operates and is available to the public. This blockchain is the same blockchain that will be used for our plans throughout the world to implement the tokenization of real world assets and will also be the blockchain that supports our open source options for other developers. Our blockchain operates at more than 30,000 transactions per second and is very secure. Universa Hub Africa has worked with the Tunisian Government and they run a private version of our public blockchain on their servers. The Tunisian Government is also looking at other implementations of the universa blockchain throughout the country as they experience the efficiency and organization universa blockchain provides. There is no guarantee the Tunisian Government will implement other blockchain activities. Our agreement with them was a one time agreement and we are available as consultants to help them maintain or service the blockchain they operate. They are not under an exclusive agreement to only use our services to consult. We do not have ongoing agreements with Tunisia other than our contracting services. We believe they will continue to use our consulting services to maintain the blockchain and we also will discuss future projects with the Tunisian Government. We do not currently have any material agreements with them.

Currently, the Internet Agency of Tunisia (ATI) has partnered with and signed a 10 year partnership with Universa Hub Africa – see details here - https://cointelegraph.com/news/tunisia-internet-agency-signs-strategic-partnership-with-blockchain-platform.

The Internet Agency of Tunisia (ATI) had already entered into a 10-year renewable strategic partnership to provide hosting services for the platform and ensure its further development.

On July 7, 2020, the launch of Tunisia's global national blockchain network was publicly approved and signed during the presentation of the results of the partnership between ATI (Tunisia's leading Internet services and technology solutions company) and Universa Hub Africa, held by representatives of the leadership of the participating parties.

In the process of formally approving the launch, during a live video stream (available at https://lnd.im/2020TunisianNationalBlockchainLaunch), the officials (Moez Maaref, CEO and President of ATI, Omar Bouattay, Head of Universa Hub Africa, and Alexander Borodich, Universa CEO), signed Public Private Partnership (PPP) documents using one of the newly launched blockchain services, the certified digital signature service MyDocuments.tn, deployed in Tunisia and available to ordinary Tunisian citizens wishing to officially sign their documents. Future planned developments are oriented towards Smart Cities, e-government and citizen-oriented services.

During the speech, Alexander Borodich, CEO of Universa, said:

“Any developers, startups, entrepreneurs will be able to create any services based on blockchain: digital passports, smart contracts for loans, insurance, supply chain management, providing quality guarantees.”

The National Tunisian Blockchain Network is based on the latest technological developments of Universa Blockchain and is open in Tunisia for both end-users and future integrations with an ever-increasing range of public services and business processes. The next key points of the project are planned to be the launch of a national Domain Name System (“DNS”) service on top of blockchain, a decentralized identity system, blockchain web services and several other services in Tunisia. The Tunisian government is currently operating the DNS and we have not recognized any revenues from the project as they operate the service independently. We do have the ability to consult with them and earn revenues in the future as disclosed in the disclosure document.

The ten-year agreement with ATI was executed in 2018 and is renewable at its end or can be cancelled at any time by either party. Universa Hub Africa fulfilled the delivery of the platform and software in 2021. ATI has agreed to provide hosting services for the platform in exchange for use of the platform. Potential revenues from this agreement will be realized as contractor work on a case by case basis as requested by ATI.

About United Heritage:

United Heritage was established to obtain licensing in El Salvador as a Digital Asset Service Provider to allow tokenization of certain assets and commodities. The operations of this company at the moment are minimal and the company is waiting for the applications to be approved by the Salvadorian Government.

Present Operations

Eco Bright Future, Inc. was founded in 2021 and is headquartered in El Salvador. Eco Bright Future, Inc., together with its subsidiaries (the “Company”), intends to engage in the financial technology and blockchain business worldwide. The blockchain is a proprietary blockchain developed by Universa Hub Africa. The proprietary blockchain allows the company to be independent of third party blockchain to complete transactions and operate. The proprietary blockchain also allows the company to build additional value added services that do not require the permission and appropriate integrations into a third party blockchain. The company builds tools to help people in accessing the economy via mobile and digital services. We are also planning to be involved in digital asset tokenisation, as well as digital wallet activities. The company does not engage in crypto asset trading and we do not own crypto assets in our own account. During 2018 to 2021, the company built a digital sugar exchange that was tested and used in Dubai (“UAE”) using a digital exchange service we believe can be used for other digital assets and commodities. The Company is currently building an open source platform and developer infrastructure which we believe will enable anyone to access and participate in the global economy and Real-World Assets (“RWA”) tokenisation.

We have applied for a Digital Asset Service Provider license and have had an interview over video conference with the CNAD. The National Commission of Digital Assets (“CNAD”) in El Salvador is a regulatory authority dedicated to overseeing and promoting the development of the digital assets ecosystem. We are still in the process of providing the required information with CNAD such as an external audit of our platform, certain security manuals and operational procedure manuals. We also have recently retained a local security officer as a requirement from CNAD. This individual is required to be a resident of El Salvador and will be the local contact for CNAD. We also believe that our El Salvador license will allow us to operate within Guatemala and have also applied for licensing in the country of Thailand. We expect to have a digital license agreement with a current bank in Thailand during the fourth quarter of 2025 and are currently negotiating with two separate banks and we have signed non-disclosure agreements.

We have no material agreements with El Salvador at this time as we are waiting for our licensing to be approved. There are no current contracts in place other than El Salvador. This contract is for a Digital Asset Service Provider (“DASP”) which will allow the company to legally issue digital assets as tokens and transfer assets on our proprietary blockchain. These assets are able to be transferred across a variety of wallets due to our open-source code. We have a robust (KYC “ Know Your Customer”) and AML (“Anti Money Laundering”) process that will track and monitor suspicious activities, and we are working closely with the Governing body in El Salvador to complete this licensing and progress with our business plan. We have had talks with the other jurisdictions and have been given the licensing requirements and applications. The applications have not been submitted at this time. These are the current jurisdictions we are operating or intending to operate in the very near future. Licensing is required in most jurisdictions we will enter from the individual country. We believe our current plans to license in Thailand will open up an opportunity in Indonesia under a cooperative license agreement between the two countries. We also believe that our license in El Salvador will open opportunities in Guatemala, allowing us to enter these jurisdictions using the licenses from other countries. Licensing requirements could change based on geopolitical policies or other policies outside of our control. Growth into other jurisdictions will be selected based on the highest probability of approval of the licenses. The blockchain and back-end programming (back-end programming is the implementation of our platform with the central banks and other organizations we will work with. This back-end programming will involve the integration from other services into our application interface. These programming needs vary from customer to customer and depends greatly on what type of API integration they have built within their framework. Many of the clients we are targeting are central banks, and they typically have quite robust API systems that allow us to integrate quickly, inexpensively and effectively.) including the ability to transfer Real World Assets within our ecosystem, is complete and ready to use within our blockchain. There will be certain programming needs in most of the jurisdictions we enter to integrate with local regulations and rules. This includes any integration with central banks or local banks that will be involved in our transfers or currency conversions from a gold backed currency to local currencies. Integrations are expected to take anywhere from 1 month to 6 months to complete, with more complex integrations taking longer to integrate certain tracking systems that will be monitoring the tokenization process and ensuring that all tokens are backed by actual assets and commodities.

The cost to obtain these licenses is less than $10,000 in licensing fees. There can be capital requirements with some central banks that require an escrowed amount of cash up to $500,000 and this would be money we would likely use from funds raised or we will have to use revenues to pay for it if we are unable to raise the funds publicly. If we are unable to fund these terms for escrow we would need to wait to enter the jurisdictions that require that escrow. El Salvador and UAE do not require an escrow account with the licensing we have applied for. El Salvador licensing is reciprocal in some jurisdictions in central and South America. We will continue to monitor which countries allow a reciprocal licensing agreement.

The current countries we intend to work with will offer the same product and tokenization but could vary with implementation due to regulatory or licensing requirements. Our ability to individually adapt to the local needs of our clients and customers is one of our greatest competitive strengths. This is also one of the ways which we could potentially reach the need to register as an investment company in the future. Currently our Tokenization process and current plans for exchanging digital assets do not currently meet the Howey Test as the current assets and commodities that are tokenized are not expected to give returns based on the reliance of other peoples efforts.

The company currently does not meet the requirements to need to register as an investment company. We will continue to monitor the situation as it changes and maintain compliance with SEC governing rules even when we are dealing with foreign jurisdictions. We have consulted with our attorney, and we will continue to monitor current regulations and changes in regulations and reporting requirements. We are also working with many attorneys in jurisdictions outside the United States. Our ability to adapt to the changing regulatory environments is critical to the success of our business plan. As we continue forward, we will consult on a regular basis with our inside counsel, and we will also engage outside counsel to review our strategies to provide their opinion on our compliance with current regulations and guidelines. Our business plan is specific to providing a software solution to businesses and governments that will allow them to provide these services to their population and their clients. We do not custody the tokens. The custody will be with the government or business providing the token or will be held by the end user. End user is the holder of the token or asset and is the customer of the government or business tokenizing the asset (“end user”) The end user will hold the token in their wallet or stored locally on their personal device. In case of loss of device there is a record that the end user can access by verifying their identity. This is done with our KYC AML partner Sub Sum and they have an extremely robust service that has been implemented across several networks successfully and securely.

We will be operating under regulations in El Salvador, Tunisia, UAE and Thailand mainly with our initial plans. These countries have been passing and modifying laws quickly regarding blockchain and cryptocurrency technologies and currencies. As we work with these countries and their licensing agencies, we intend to partner with them to help pioneer future policies and procedures. We intend to work directly with the licensing agencies and government agencies to ensure that we meet the specific criteria that they always implement. As a US company we will also have disclosure documents that will need to be provided under US law even if we are not operating or accepting clients in the USA. Our revenue projections before we obtain the licenses is minimal. We will have some consulting revenue, but our main source of revenue will be when our licensing allows us to provide the services for digital assets. If we are unable to obtain licenses in the countries, we are targeting we will be required to re-evaluate our business plan for viability.

It is currently planned not to accept clients, businesses, end users or customers from certain jurisdictions. Individuals or businesses in these jurisdictions will not pass our KYC/AML process. These jurisdictions include the United States of America and European Union countries. The KYC process will not allow individuals with passports from these jurisdictions use our services. Additionally, if a certain territory or jurisdiction is prohibited from using our service, we will be able to adjust our KYC protocols accordingly to prohibit unauthorized access. Our KYC and AML policies will stop end users’s “clients” and “large corporations” that want to use our open source, wallets or blockchain from setting up accounts. Our KYC and AML policies are provided by SumSub which monitor and protect our platform. This KYC and AML service verifies users, businesses and transactions while simultaneously managing cases and deterring fraud. The system includes email and phone risk assessments and device intelligence. We go through a very thorough ID Verification, Liveness face match, address verification, live agent video call, QES/eIDAS, NFC, Known face search, blocklist check and duplicate check. Our AML screening screens for PEP and sanctions amongst other important factors such as ongoing fraud monitoring and suspicious transaction reporting.

Our Tokenization process and current plans for exchanging digital assets do not currently meet the Howey Test as the current items planned to be tokenized are commodities and are not expected to give returns based on the reliance of other people’s efforts. There could be a need to register an offering with the SEC when certain real estate transactions are tokenized or other digital assets that meet the “Howey Test”. We will review each tokenization process and register the appropriate offerings with the SEC.

Our Tokenization process is currently allowing us to take a commodity (such as gold) and tokenize it using the Universa Blockchain. This process allows the gold to be held in a secure location with proper tracking using serial number issuances and converting those serial numbers to tokens. Owning the tokens gives rights and ownership to the gold that is registered under that serial number. This process is being facilitated with a bank that will hold and store the gold in a secure location that is covered by bank insurance.

Universa is an open-source blockchain platform for cryptographically secured accounting and control of the creation and modification of smart contracts - structured documents, so-called Ricardian Contracts.

Consensus.

Universa uses PoA (Proof-of-Authority) consensus - the block/data is considered correct, if the correctness/acceptability of the block has been confirmed by nodes within a mutually authenticated network topology.

Universa does not use the PoW (Proof-of-Work), PoS/DPoS (Proof-of-Stake, Distributed Proof-of-Stake) and similar ones. Universa does not require any “mining”, wasting computing resources simply to draw lots for the right to register blocks. In addition, data is registered in blocks in a non-routine fashion (periodic, every n seconds) generation of blocks, but immediately at the moment of receipt, without forced delays until the next block. This made it possible to reach a speed of 30,000 transactions per second.

Distributed Ledger Structure (DLT).

Each block/revision of a smart contract may contain one or more descendant/new revision, e.g., in the case of split-join (split) resolution in a smart contract (example: A smart contract of some token with a value of 1000 is split into three smart contracts, with amounts of 200, 300 and 500).

Also, each block/revision of a smart contract may contain one or more parent/previous revision, e.g., in the case of split-join (join) resolution in a smart contract (example: three compatible smart contracts of the same token, of 200, 300, and 500 are converted into a smart contract of this token of 1000). Thus, the revision history of each particular smart contract represents a DAG (Directed Acyclic Graph); and the entire set of data recorded in the Universa distributed registry is a set of DAGs.

Blocks content.

“Blocks” of a Universa distributed ledger (DLT) are serialized revisions of the of smart contracts (structured documents), be it the very first (origin) revision of the document or subsequent revisions. Each subsequent revision of the contract contains the cryptographic hash of the parent revision (forming a classic blockchain-like structure).

The Universa distributed registry's tasks do not include:

●	Storing/accounting for simple value transfer transactions from address to address (similar to accounting for cryptocurrencies/tokens, Bitcoin, ETH in Ethereum);
●	Storage/accounting of the created program code of distributed applications (dApp), as well as intermediate results of its launch (similar to Ethereum dApps).

However:

●	Value transfer accounting can be simulated as one of the special cases of the use of smart contracts of a general kind or if infrastructure is implemented to run distributed applications/dApps/UBots

The Universa network stores the fact/status of data fidelity of a particular block (revision of a smart contract), determined by the HashID value of the contents of that block. Moreover, only the fidelity status (APPROVED) of the contract is stored long term; the status of the contract's (e.g. REVOKED) of the contract is stored only as long as necessary, to ensure that a similar contract in APPROVED status cannot be duplicated.

APPROVED.

Decentralization.

Nodes in the Universa network provide BFT-safe (Byzantine Fault Tolerance) communication between the nodes and ensure decentralized consensus even in the case of malicious participants. The Universa network does not contain centralized components that affect the logging of data registration in the network (such as the Kafka-based ordering service in Hyperledger Fabric)

Data consistency.

The Universa registry registers (if the data is correct) the required new revisions of the blocks immediately (after the obvious technical network delays associated with the verification and registration of contracts), thus ensuring immediate consistency.

In the case of Universa, it is impossible to occur so-called “orphan” blocks (Bitcoin) or uncles (Ethereum) - in which a block (and the data in it) that was once considered to be “correct” is rolled back and deemed unregistered again when another block (and the data in it) when another, longer chain of validated blocks appears in the blockchain. Unlike architectures like Bitcoin/Ethereum, the number of “validated” blocks does not matter (conventionally, we can consider the number of validated blocks to be irrelevant and the number of confirmations required is - 0 or 1). Universa, by providing immediate consistency, gives a more guaranteed timeframe of data fixation than in the case (with Bitcoin/Ethereum architectures) of eventual consistency.

Our plan with the creation of digital wallets: we do not intend to provide safe-guard crypto-assets services to our clients. Instead, we create infrastructure solutions for large corporate and government customers in which end-users can use our digital infrastructure to securely transfer their rights to digital assets from one wallet to another. We do not act as an agent and do not have access to clients' or customers' digital assets.

Tests with the digital sugar exchange in Dubai in 2018 to 2021 using the underlying technology platform provided a secure and transparent central registry of ownership for sugar commodities stored in Dubai, where titles of stored commodities could be transferred or pledged within a robust legal and Sharia compliant framework. The sugar exchange also facilitated physical inventories stored in warehouses around the UAE to be converted into electronic negotiable instruments administered by the customer.

DMCC Tradeflow allows physical inventories that are stored in DMCC certified and rated warehouses around the UAE to be converted into electronic negotiable instruments, ‘DMCC Tradeflow Warrants’, governed by a strong and transparent regulatory regime and administered by DMCC.

Universa entered into a partnership agreement with Al Khaleej Sugar and DMCC to launch the digital sugar exchange. Universa Digital Sugar Trading DMCC, has been registered at the Dubai Multi Commodities Centre ("DMCC") under License No. DMCC-759128 with address at Unit No: 20-10-02, Jewellery, Gemplex 2, Dubai, United Arab Emirates Dubai, UAE Al Khaleej Sugar and Universa DMCC signed the agreement to launch a digital sugar trading platform and entered into several agreements to implement this project. In order to tokenize Al Khaleej Sugar DMCC's warrants, Universa Digital Sugar Trading DMCC integrated the digital sugar platform with DMCC Tradeflow. Al Khaleej Sugar allocated 100,000 tons in its warehouse as a single warrant issued and registered by DMCC Tradeflow. The term "paper warrant" was used to explain that the Tradeflow warrants were initially created to mirror the physical warrants, and we added the digital layer of tokenization functionality that allows fractions of the warrant to be traded without the need to reissue new warrants after each sale. Then the Digital Sugar Exchange platform was launched by Universa DMCC, which allows traders to buy and sell these tokens after proper KYC/AML checks and onboarding procedures.

This agreement was done to test the viability of the project. Currently the sugar exchange is not operating, and Eco Bright does not own and has not owned Universa Digital Sugar Trading DMCC in the past. This is included in the disclosure as a sample for what will be done with the Digital Gold Exchange.

Full explanation from the article describing the technology:

The DMCC operates an electronic central registry of ownership of commodities called the Trade Flow (‘Tradeflow’). The platform has been developed with extensive interaction from the DMCC members alongside advice from key regional financiers and commodity owners. The access to the Tradeflow is under the DMCC Tradeflow Corporate Access Agreement dated 11th February 2013 (the ‘Corporate Access Agreement’). This registry uses negotiable electronic title documents called DMCC Tradeflow warrants (‘Warrants’) to provide interested parties with the undisputed proof of ownership and security interests attached to UAE based inventories. The Warrants are issued by storage operators (in the DMCC) in accordance with the DMCC Warrant Rules annexed to Corporate Access Agreement (the “Warrant Rules”) and provide evidence of specified goods (quantity and quality) being stored therein. Ownership of DMCC Tradeflow Warrants can be electronically transferred between members using the web-based, secure interface.

The use of collateral management in trade finance is increasingly seen as a tool that gives financiers a way to reduce and mitigate risk and offers much needed capital relief. The DMCC has developed a pledge structure which allows commodity owners and their financiers to register pledges on the DMCC Tradeflow being collateral in return for working capital financing. The advantage of a pledge for financiers is that it creates a security interest over the assets, allowing them to be used to secure the performance of an obligation, i.e. a trade finance loan. The pledge is created electronically in accordance with the DMCC Security Rules annexed to Corporate Access Agreement (the ‘Security Rules’). The process involves registration of parties as participants with DMCC which is done by way of acceptance of the DMCC Tradeflow Corporate Access Agreement (and all the Rules appended thereto including the Security Rules and Warrant Rules). Each participant (pledgor, storage operator and the finance party) would sign a document called ‘Letter of Adherence’.

Security is created electronically by way of electronic issuance of a standard format Security Notification (as defined in the Corporate Access Agreement) and Security Acceptance (as defined in the Security Rules). In order to enter into subsequent transactions over the DMCC Tradeflow evidencing a pledge over future Warrants (issued by the storage operator as and when additional goods are deposited), the pledgor (as the legal owner) is required to issue a new Security Notification to the DMCC on the DMCC Tradeflow in relation to the new Warrant(s) instructing the DMCC to hold the new Warrant(s) by way of pledge for the pledgee. Upon receipt of the Security Notification on the DMCC Tradeflow, the DMCC would hold the said Warrant for the benefit of the pledgee. The pledgee upon the receipt of the Security Notification is required to issue and transmit the Security Acceptance on the DMCC Tradeflow within seven (7) days of receipt thereof. The creation of security by way of pledge over the Warrant(s) is subject to cancellation by the DMCC without notice if, within seven (7) days after the date of the Security Notification, a Security Acceptance has not been received from the pledgee.

The Security Rules also provide for a close out mechanism which permits enforcement of the pledge by way of sale of the Warrants by the DMCC (and the goods it represents) without recourse to the pledgor or a court order on receipt of a Close Out Settlement Instruction (as defined in the Security Rules) as prescribed in Rule 3 of the Security Rules. However, the recognition of the close out mechanism under UAE law requires detailed examination as the concept of “self-help” is not recognised under UAE law and an order of a UAE court may be required for enforcement of any security created under any of the security documents. Further, any default by the pledgor may not automatically give the pledgee any right to attach the Warrants (or the goods). It may, however, instruct the DMCC on the DMCC Tradeflow by way of a Security Enforcement Instruction (as defined in the Security Rules) to hold the goods in favour of the pledgee and not to release the same until the successful conclusion of the proceeding or any judgment or appealable order issued by a UAE Court in relation to the pledgor’s default.

The storage operator warrants or guarantees to hold the stored commodity by way of safe custody implying that although they are legally liable for any value lost through theft or damage, they have no legal ownership in them except for the storage operator lien as highlighted below. As such, in case of liquidation, the storage operator’s creditors will be unable to seek recourse to the commodities stored since the legal title remains with the holder of the Warrants – as registered on the DMCC Tradeflow central registry. It is also important to note Rule 3.3 of the Security Rules which provides the following order of priority in relation to any monies realized pursuant to the enforcement of security:

•	First, in or towards satisfaction of any Storage Operator’s lien which is duly annotated on the relevant Warrant at the time of sale; and
•	Second, in or towards satisfaction of all costs, charges and expenses incurred, or payments made, by and evidenced in writing by DMCCA in connection with such sale of the Warrant (or the Goods represented by the Warrant) (including the agency fee referred to in Clause 3.5); and
•	Third, in or towards satisfaction of all costs, charges and expenses incurred, or payments made, by and evidenced in writing by the Tradeflow Finance Party in connection with such sale of the Warrant (or the Goods represented by the Warrant); and
•	Fourth, in or towards satisfaction of the Secured Obligations to which the relevant Warrant relates; and

•	Fifth, as to the surplus (if any), to the person or persons entitled thereto.’

Therefore apart from the cost of the DMCC for the sale of the Warrant (or the Goods represented by the Warrant), the realisation under the pledge documents will also be subject to any limitation arising from the storage operator’s lien over the goods and such lien shall rank ahead of the pledgee’s claim and shall include all lawful storage charges, money claims, insurance, transportation, labour, weighing, coopering and any advertisement charges for auction of the goods in the event of a default. Accordingly, the storage operator may have priority in the insolvency of the pledgor for unpaid rentals and other charges for the storage of goods in their vault.

Each paper warrant issued by DMCC Tradeflow has a unique identifier that is converted to a token on the universa blockchain using the Tokenization process. This allows the Paper warrant to be traded in Digital format for ease of transfer and ease of tracking custody and ownership rights to the paper warrant. The unique Identifier is encrypted and embedded in the token on the blockchain and it allows a secure, safe and easy way to trade the commodity. Our ongoing support for the exchange once the license is secured will be on a contract basis for software updates and development and we are paid an exchange fee for transfers that are completed upon the blockchain in small percentages of the overall trade volume. Each token equals 1 Kilo of sugar.

Digital rights holders register on the platform for exchange transactions. Tangible assets are transferred to the platform as a result of an irrevocable, exclusive license to the platform to sell assets to buyers around the world.

To become a holder of a digital asset, it can either be purchased on the exchange platform or the tangible asset can be tokenised and then the tokenised asset can be entered on the exchange platform.

A simple asset rights exchange transaction:

The holder of a digital right to sugar would like to acquire a digital right to gold.

In this case, the two holders of the tangible asset interact via a smart contract to exchange digitised assets on the Universa Blockchain platform. The exchange platform has already validated the rights to the tangible asset at the time of the seller's registration and the validation of the rights by the exchange stage is complete and is guaranteed by the exchange platform with the limitations that due diligence of the ownership documents has been performed.

The tangible asset is available at the time of exchange, allocated (weighed, packed and placed in a warehouse at the specified address), and the rights to the asset are validated:

a) in the Universa MainNet global distributed registry

b) in the registry of the country of storage of sugar, gold, etc. by a title entry (*title - hereinafter legally recognised ownership right).

At the moment when the exchange platform executes the smart contract - the transfer of the title of ownership of the two parties to each other is initiated accordingly at the rate set at the time of the transaction.

The exchange platform carries out the technical implementation of the rules for exchanging rights to digital assets via blockchain and charges the buyer for each exchange fee in the form of a commission, the rights to which are shared between the co-owners of this platform: UHA, sugar, gold and other holders of tangible assets.

It should be noted that in blockchain, the digital rights to sugar or gold are transferred at the time of execution of the smart contract of transfer of rights on the platform. In English law, an executed smart contract is binding and enforceable. For convenience, changes to the paper registry will be carried out infrequently, for example, when the redeemed sugar or gold rights on the blockchain reach a threshold or when a digital right of claim is realised by acceptance of the asset at the point of allocation.

The certificate of title of the asset (bill of lading) is temporarily held by the custodian of sugar or gold at the time of exchange.

The custodian, a custodian, is vested with the rights of temporary custodian of the tangible property until the goods are shipped to a third party designated by the owner.

The custodian acts for the owner of the asset to store, deliver and ship to a third party, the buyer, under the terms of a digital smart contract. This is consistent with the text of the trust agreement. The custodian charges a periodic fee for its services. The ownership rights in the registry of the country of possession do not change.

The fulfilment of the trust storage contract is achieved because of the shipment of the entire allocated physical asset - gold or sugar - to the buyers. Bids for the asset are withdrawn from the exchange floor until the allocation of a new portion of the asset for shipment to buyers at the storage location.

The buyer, who has received the claim rights in the form of a token on the exchange platform, inherits with the token the contract for storage of sugar and gold in the specified warehouse at the place of allocation of the asset.

The right to hold title for the first owner until release to the gold or sugar can be incorporated as a condition of the storage contract. In a storage contract, the condition has a set form known in English law as Romalpa Clause to hold title until the buyer fulfils the terms of the contract, in this case the exit from a digital asset into a tangible asset. By this provision, the smart contract and the custody agreement are harmonized.

The licensing for this project is not finalized. There was a beta testing project where the exchange was operated and tested for reliability and ease of use. This test was done in cooperation with Al Khaleej Sugar. The test was successful, and 100,000 tons of sugar was traded on the platform during the test and we are awaiting the proper licensing in conjunction with Al Khaleej Sugar and the DMCC to proceed with the rollout of the project as a business model. Upon rolling out the project Universa will be paid a transaction fee for each transaction posted on the network. This percentage will be negotiated based on volume and will not exceed 5%.

The process of gold tokenization will be the same as it was done by Universa DMCC for sugar tokenization.

The process will be as follows:

- Gold owner allocates the amount of gold to be tokenized.

- Gold bars are reserved by DMCC TradeFlow system, the warrant is issued

- Title of the warrant is transferred to the individual or organization purchasing the tokenized asset via DMCC TradeFlow system. Universa Gold trading has yet to be registered as a legal entity. We will register this entity as part of the licensing process.

- The digital tokens represent 1g of raw, stored in the warehouse, guaranteed by this warrant.

- User buys tokens with fiat currency (AED, Dirham), via Partner’s Bank

- Ownership of tokens (gold grams) will be transferred to the buyer and registered on the gold blockchain network.

- User can sell tokens for fiat currency (AED, dirham) and get money to their bank account or can order physical gold delivery through the digital gold trading platform (from 1kg)

- When the user requests delivery of gold bars, the tokens are burned, the gold bars are delivered to the user and the Warrant is reissued using DMCC Tradeflow to eliminate the risk of discrepancy between the amount of gold in storage and the amount of digital gold in circulation.

- Commission is paid in gold milligrams to the gold owner, DMCC and our NewCo Gold Trading DMCC respectively

Our blockchain network doesn’t store the private keys, it will be stored at the laptops, computers and mobile phones of our clients. Network is stored the full history of transactions, including hash of both receiver and sender, which would allow us to find all information needed for KYT (know your transaction) procedures.

Any amount of gold tokens might be sold via online digital platform, but only standard bars may be delivered in physical form. All milligrams might be easily converted back to national fiat currency under current exchange rate.

Our material terms of our agreement are not finalized with DMCC or Bank of Abu Dhabi. We expect the material terms to be as follows:

Individuals will be able to purchase gold as described above in token form. This gold will be held by DMCC and Bank of Abu Dhabi. The owner of the gold at that time is the owner of the token.

The seller of the physical gold will be Emirates Gold.

Tokens can be redeemed for the gold and be sent electronically or can be claimed in person at the bank.

Verification of the gold ownership will be tied to the token. Tokens will accompany a serial number of a corresponding gold bar. This record his held as described above including a hash of both receiver and sender meaning all transactions are recognized through our network and ownership chain will show a complete chain of “title” or record of ownership of the corresponding gold.

An owner of a token has ownership rights to the gold. If a person or entity holds this token it will have a completely verifiable background showing they are the rightful owner of the token. This would allow them to claim the gold. If they lose their login there will be terms to verify their identity through our KYC process using SubSum. The process to verify identity will be disclosed to users as they sign up for the platform. They must be able to prove identity with a government issued valid form of identification and they must have the keys given to them when they opened their account.

We also intend to implement an AI platform that will allow users to interact with an AI engine to receive concierge services. They will be able to book hotels, make reservations at restaurants and other services directly from their wallet. This service will be added later and will likely be in 3rd or 4th quarter of 2025. The AI engine is prepared and can be implemented. The cost of implementing will mainly be advertising and getting companies to integrate their reservation systems with our blockchain. We intend to fund this project from revenues which is why it is estimated that it will be late in 2025 for implementation. If we are unable to fund this project from revenues, we would most likely delay implementation for another year. Some of the difficulties in implementing this project will include the AI integration, Cost of acquiring customers and integration into their reservation software and ongoing maintenance costs of supporting the ongoing AI integration.

The full implementation of our AI platform is not yet fully planned in detail. We have a substantial amount of the code written for this and the expenses are not expected to be significant to finish the product. We do anticipate significant expenses in the implementation and the marketing of the product. This will not start this year and will be in the year 2025. We would fund the project off of perceived revenues from our success in our current business plan. If we do not have the revenue from our current business plan, we would delay the roll out of the AI platform. We plan to generate revenue from the AI engine through reservation fees through the concierge service. The plans to generate these revenues has also not fully been developed. The rollout of the AI platform could be delayed for multiple reasons including but not limited to the revenues necessary to fund the platform, the ability to market the platform and the ability to generate the necessary business plan to implement the platform.

Supplemental Information

Regarding the sugar exchange

The mentioned sugar exchange was operated as a test to prove the concept of tokenization and how the trade would work. The digital sugar exchange operated from 2018 until 2021. It has not transacted any business and does not currently hold any tokenized sugar. This entity was not consolidated as it was not operating and has not operated in many years.

The “warrants” issued for the sugar were issued by Al Khaleej Sugar. These warrants provided 1 kilo of sugar for the owner of the digital asset. This asset was never custodied by the company. It went from Al Khaleej Sugar to the purchaser of the token through our software system. We are a software provider that facilitates the transfer of these digital assets.

The company (EBFI) does not custody the actual asset and it will not be held on the books of the company. The transaction fees associated with transferring the tokenized asset or commodity along with some currency conversion fees is what the company will recognize as revenue.

The sugar exchange is not currently and will not likely be a part of our ongoing business plan. This was structured to prove concept. It has been proven and will now be used for the gold tokenization process.

The below points explain in summary how Project E-Sugar has been carried out:

1. Al Khaleej Sugar LLC and Al Khaleej Sugar DMCC is registered with Dubai Multi Commodities Centre (DMCC) as a Trade Flow Storage Operator and Trade Flow Owner respectively on the DMCC Trade Flow Platform, being the storage keeper and owner of designated raw sugar quantities (“Raw Sugar”).

2. Universa Digital Sugar Trading DMCC (“Universa DMCC”) developed and launched a digital platform (via website and mobile app) to trade in Raw Sugar using the blockchain technology (the “Platform”).

3. The Parties hereby agreed that the working structure for Project E-Sugar will be as follows:

(1) AKS LLC in its capacity as Storage Operator under DMCC Trade Flow Platform will issue (100.000) Sugar Warrants (“Sugar Warrants”) for the volume of 1 metric ton of raw sugar each and sell them to AKS DMCC on the DMCC Trade Flow platform with full title.

(2) The platform provided by Universa DMCC allows Sugar Electronic Warrants (SEW) to be traded digitally.

3. Sugar Warrants: Pursuant to the DMCC Trade Flow Agreement AKS LLC will issue Sugar Warrants to AKS DMCC

4. The Sugar Warrants will be transferred via the blockchain provided by Universa DMCC. SEW holders purchase their tokens using Fiat Currency through partner banks.

5. Insurance Agreement: AKS LLC and the designated Insurance Company chosen by it will enter into an Insurance Agreement to ensure the Raw Sugar being traded through the Sugar Warrants and SEWs and stored in AKS LLC facilities.

6. SEW holders will be able to trade their SEWs on the Platform subject to terms and conditions. SEW holders will also have the option to request physical delivery of the raw sugar represented by SEWs they hold subject to a minimum delivery threshold of the value equivalent to each Sugar Warrant issued by AKS LLC

7. Upon receipt of confirmation of a physical delivery request from Universa DMCC via the blockchain and the relevant Sugar Warrants, AKS LLC will be granted 60 days period to prepare the relevant raw sugar quantities for physical pick up by the designated parties and notify Universa DMCC who in turn will notify the relevant parties to proceed to pick up their sugar quantities.

8. The raw sugar delivery will be delivered at AKS LLC’s refinery in Jebel Ali.

9. SEW holders that notify AKS LLC of their intent to collect their quantities of raw sugar represented by their SEWs will surrender the same to Universa DMCC so such SEWs are not tradable anymore on the Platform. AKS LLC will have the right to reissue warrants for the amount of redeemed sugar. AKS LLC is not required to reissue the warrants. There will simply be fewer warrants available on the blockchain.

Summary:

This overview is to explain the process of the test that was conducted to prove the concept. The blockchain served as an important piece of the process. Upon proof of concept, we have implemented a plan to initiate the gold exchange. It will also work as listed above.

The Sugar exchange is not in use. Does not have current SEW’s outstanding and has not since 2021. The entity Universa DMCC has no assets no revenue and is not operating.

As the Company continues its business development and asset acquisitions, the Company anticipates our capital needs to be between $5,000,000 and $25,000,000 (varying based on growth strategies). We will raise these funds through the sale of stock or offerings to the public. The difference in growth strategy will primarily be based on how quickly we expand our client and userbase that is using our blockchain and wallet service. The more aggressive we can market will allow us to attract more customers faster. If we raise the full amount of 25 million, we will also be able to enter at least 2 other regions. These regions will be selected carefully in conjunction with our current operations and where we are currently having the most success and profitability. If we raise less money we will not grow as fast, but our plans will be unchanged overall. We currently have the necessary technology developed and most of our expenses will be in marketing and opening new areas which includes integration costs and licensing fees. If we raise less than 5 million, we will be limited to expanding outside of El Salvador and UAE. If we raise 10 million, we will be able to expand quickly into Thailand and if we raise 25 million, we will be able to expand into all the jurisdictions we are targeting immediately upon receiving the licenses. If we raise less money, we will expand slower and continue our business operations in the jurisdictions we are currently setting up.

Employees

We have one full time employee, our President, George Athanasiadis and a part time CTO Tomaz Strgar. The Board retains consultants and advisors on as needed basis. They are compensated with cash and also with the issuance of the Company’s common stock.

Facilities

Our corporate offices are located in Texas and El Salvador. Our main operations will be spread across Central America and Asia. Consultants, advisors and contract service providers will work from home offices and from our location in El Salvador.

ITEM 1A. RISK FACTORS

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

Licensing and permission to tokenize real world assets legally in the jurisdictions in which we operate could be delayed or denied. If we are unable to obtain all the licenses, we are expecting it could negatively impact our growth potential.

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

Tunisia has fewer regulatory changes currently happening than other jurisdictions, but licensing requirements exist and ongoing compliance with their regulatory statutes requires supervision and a knowledgeable individual to monitor compliance. We have been operating in Tunisia for several years and we have a good understanding of their changing regulations and compliance issues.

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in United Arab Emirates.

UAE is on the cutting edge of crypto asset markets and is evolving and designing regulations and restrictions on many aspects of digital assets. As they introduce more regulations, we could have an increased expense in conforming with new policies and procedures.

DMCC issues new rules and regulations including licensing requirements for operating within the UAE. Restrictions include not being able to operate without a license. To obtain licensing you must prove competence as a company, and you must provide detail structure of your KYC/AML process and your overall platform security. Failure to obtain licensing could adversely affect the company.

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

Indonesia is relatively new to the digital asset market. Indonesia will likely introduce new and widespread policies and procedures regarding crypto asset markets. We could experience delays or additional costs due to regulatory compliance.

Thailand licenses with the bank we are planning to work with would allow us to enter Indonesia. Indonesia has their own set of regulations that would also need to be complied with. Our partners in Thailand will work with our legal team and review the specific requirements before we enter the Indonesian market. If we are unable to obtain the license through partnership, we will apply for a license individually in Indonesia and this would greatly increase our timeline for entering this market.

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in Guatemala.

Guatemala is more established with their policies than many other countries in regard to how they treat crypto asset markets but is still evolving and regulations are being changed often. Upon receiving and entering the market in Guatemala we will likely deal with many changes to the regulations as they implement more policies and procedures to regulate and protect the market.

Guatemala has individual compliance guidelines in regard to tokenized digital assets. We are monitoring the changes they are implementing and when we approach Guatemala for business, we will ensure we are in compliance with their licensing requirements and that our platform meets their standards for KYC/AML, security features and the authorized access requirements.

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

Our KYC Process and AML process is using a third-party program called SubSum. There are material risks if unauthorized individuals access our platform.

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

Item 1B. Unresolved Staff Comments

Not required for a smaller reporting company.

Item 1C. Cybersecurity Risks

Material Effects from Cybersecurity Incidents

Our business is subject to risk from cybersecurity threats and incidents, including attempts to gain unauthorized access to our systems or networks, or those of our managers, employees, and third-party vendors and service providers, to disrupt operations, corrupt data or steal confidential or personal information and other cybersecurity breaches. We consider cybersecurity risk a serious threat to our assets and our people and have put processes in place designed to mitigate the risk and impact of any such cybersecurity threat or incident.

Our operations rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information (including personal information) in our systems and networks. We also rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information in the systems and networks of our customers and third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties. Cybersecurity risks for companies like ours continue to increase. Like many companies and government entities, from time to time we have been, and expect to continue to be, the target of attempted cybersecurity incidents and other information security threats, including those from nation-state and nation-state supported actors.

As of the date of this report we have not experienced or aware of any cybersecurity incidents resulting, or reasonably likely to result in, a material impact to us, including to our business, financial condition, and results of operations. There is no assurance that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.

Additionally, insider threats also remain a risk given our workforce diversification to include contractors, remote workers, part-time employees, and full-time employees. As referenced above, our third-party vendors and service providers and their supply chain connections remain a potential source of risk.

Cybersecurity Risk Management and Strategy

Our cybersecurity program is built upon industry standards and we have deployed sophisticated software both from internal and external sources to mitigate cybersecurity threats. We identify security threats through internal audits of our systems. We also require any service providers to provide System and Organizational Control (“SOC”) type reports to ensure that data is secure and our duty to protect information is fulfilled.

Cybersecurity Governance

We believe that all employees of the company have a duty to manage cybersecurity. We have implemented industry standard guidelines that help ensure that cybersecurity governance is a priority. Our BOD is also very involved in the cybersecurity governance. We conduct regular searches for threats and suspicious activities, and we monitor passwords and change passwords within industry expectations. Due to the technical aspects, we have a lot of individuals that are very capable and are able to quickly act if we are to find any issues with our cybersecurity.

Item 2. Properties

Our corporate offices are located in Texas and El Salvador. Our main operations will be spread across Central America and Asia. Consultants, advisors and contract service providers will work from home offices and from our location in El Salvador.

Item 3. Legal Proceedings

There are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC markets under the symbol “EBFI”. As of March 1, 2025, there were 313 registered stockholders of Eco Bright.

Repurchases

The Company did not purchase any shares under any stock repurchase programs in 2024 or 2023, respectively, and there is no allocation of funds set aside for future repurchases under any stock repurchase plans at the current time.

Dividends and Restrictions

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available, therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K (annual report), which include additional information about our accounting policies, practices, and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts, circumstances, and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial condition. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended. We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations, events or circumstances after the date of this Report is filed. Eco Bright Future, Inc. and its subsidiaries are referred to collectively as “Eco Bright” “the Company,” “we, “us” or “our” in the following discussion and analysis.

Going Concern

At December 31, 2024, we had $84,733 in assets and a $178,971 accumulated deficit. Our current liquidity resources are not sufficient to fund anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

Results of Operations

For the Years Ended December 31, 2024 and 2023

Revenues and Cost of Sales

During the years ended December 31, 2024 and 2023, we recognized $0 and $32,132 in consulting revenue, respectively.

Operating Expenses

Operating expenses were $169,033 during the year ended December 31, 2024, compared to $18,716 during the year ended December 31, 2023. Operating expenses consisted mainly of $147,234 and $0 in professional fees; $0 and $14,946 in salaries and wages; and, $21,799 and $3,770 in general and administrative expenses during the years ended December 31, 2024 and 2023, respectively. Increases in professional fees and general and administrative expenses are a result of the Universa Hub Africa acquisition which closed in December 2023.

Other Income and Expenses

Total other income was $2,655 during the year ended December 31, 2024, compared to $285 in net other expenses during the year ended December 31, 2023. Other expenses consisted of $493 in other expenses, $474 in interest expense and $682 in other income during the year ended December 31, 2023.

Net Income (Loss)

As a result of the above, we recognized a net loss of $166,378 for the year ended December 31, 2024 and net income of $13,131 for the year ended December 31, 2023.

We anticipate losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff to continue planned operations and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues become sufficient to offset operating expenses.

Liquidity and Capital Resources of the Company

Current Assets

Current assets as of December 31, 2024 totaled $84,733, consisting of $67,784 in cash and other current assets of $16,949. Current assets as of December 31, 2023 totaled $17,400, consisting of $14,761 in cash, $1,657 in accounts receivable and $982 in other current assets.

Non-Current Assets

Non-current assets as of December 31, 2024 totaled $430,306, consisting of $425,500 in software development costs and $4,806 in intangible assets. Non-current assets as of December 31, 2023 totaled $296 of property and equipment, net of accumulated depreciation

.

Current Liabilities

Total liabilities totaled $670,846 and $10,868 as of as of December 31, 2024 and 2023, respectively, and consisted of accounts payable and accrued expenses totaling $20,620 and $10,868 and notes payable to related parties of $650,226 and $0, respectively.

Net Cash Used in Operating Activities

During the year ended December 31, 2024, our operating activities used net cash of $166,897. Uses of cash during the year ended December 31, 2024 are mainly due to the $166,378 in net loss as well as a $15,967 net increase in other current assets. Uses are partially offset by $11,743 in changes in cash used from accounts receivable and payable and $3,705 in non-cash expenses such as depreciation and currency translation.

During the year ended December 31, 2023, our operating activities provided net cash of $8,737. Sources of cash during the year ended December 31, 2023 are mainly due to the $13,131 in net income, partially offset by $5,168 in changes in cash used from operating assets and liabilities.

Net Cash Used in Investing Activities

During the year ended December 31, 2024, we used $430,306 in cash investing activities. Uses of cash during the year ended December 31, 2024 are due to $425,500 in software development costs and $4,806 in purchases of intangible assets. There was no cash used in investing activities during the year ended December 31, 2023.

Net Cash Provided by Financing Activities

During the year ended December 31, 2024, we received $650,226 in cash from related party advances. There were no cash flows used in financing activities during the year ended December 31, 2023.

At December 31, 2024, we had a working capital deficit of $586,113, compared to working capital of $6,532 at December 31, 2023.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the years ended December 31, 2024 or 2023.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our financial statements.

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

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Eco Bright does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered.

Software Development Costs

In accordance with ASC 350-40, Internal Use Software, Eco Bright capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalized costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. Software development costs, when placed in service, are amortized on a straight-line basis over their estimated useful life upon initial release of the software or additional features.

Income Tax

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The information with respect to this Item 8 is hereby incorporated by reference from our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2024, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel. We presently have only two officers. The material weaknesses include: 1) no segregation of duties within the Company; 2) no management oversight or multiple levels of supervision and review; 3) no control documentation being produced and no one to review control documentation; and, 4) a lack of expertise in the application of generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer (as defined in SEC Rule 16a-1(f) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 405 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Information Concerning Directors

Each of the persons named below currently serve as a director of the Company.

Name	Position	Age	Start Date
George Athanasiadis	CEO/Director	48	August 2021
Tomaz Strgar	CTO/Director	62	December 2023

George Athanasiadis
Director, President, Chief Executive Officer, Treasurer, Secretary, Age 48, director until Dec 31, 2025

Mr. Athanasiadis joined the Company as Chief Executive Officer, Secretary, and Principal Financial Officer in August 2021. Mr. Athanasiadis has a history of managing multiple successful businesses. He has experience at an executive level and has served on multiple boards and as an officer of multiple companies. He graduated from University of Florida with a Bachelor’s of Science in electrical engineering. He also has a masters degree in business and a masters degree in information technology. Mr. Athanasiadis has been elected to serve as director of the Company until December 31, 2025.

Recent Work History:

Bright Business LLC – Owner and operator of import of LED light fixtures for multi family construction for the last 15 years.

2G Group LLC – Managing director of marketing group that specializes in information technology and business development

Tomaz Strgar
Director, Chief Technology Officer, Age 62, director until Dec 31, 2025

Mr. Strgar has served as a Director of the Company since December 2023. Mr. Strgar has over 30 years experience in managing companies and assisting with technological advancement within companies. Mr. Strgar also has worked for the Ministry of Defense and is a retired colonel of the Slovenian Armed Forces. Mr. Strgar has been elected to serve as director of the Company until December 31, 2025.

Recent Work History

Mr. Strgar retired from the military as a Colonel and has been involved in consulting multiple international technology companies during his retirement. He has been consulting companies for the last 8 years since his retirement. He works primarily with companies that are looking to grow infrastructure and need a strong manager to assist in corporate structure and technology.

Corporate Governance

Director Independence

Applying the definition of independence under Nasdaq rules, the board has determined that there are no independent directors on the board currently.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Attendance of Directors at Board Meetings and Annual Meeting of the Shareholders

During 2024, the Board of Directors met (or acted via written consent) 2 times. Each director during this time frame attended at least 75% of the aggregate number of meetings held during his term of service.

Board Committees

The board does not have committees established at this time.

Item 11. Executive Compensation

During the previous 2 years Executive Compensation has been zero. Executive Compensation will begin as revenues increase. It is expected that compensation will begin in 2nd quarter of 2025 and will initially be $120,000 per year for executive board members that are working full time. Any additional board members that are not full time will be compensated on a contract basis and will be individually negotiated. Amount paid will not exceed the full time board members.

Review process for executive compensation is currently done between executives. As we increase revenues and growth there will be a specific committee established for the future. This committee will be The Compensation Committee. It is not yet established.

The following table illustrates compensation accrued to director during the most recently ended fiscal year:

Name	Fees earned or paid in cash ($) (Wages Earned and Accrued)	Stock awards ($)	Option awards ($)	Non-equity incentive compensation plan ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Athanasiadis	-	-	-	-	-	-	-

There are no outstanding equity awards and no new employment contracts have been signed during the most recent fiscal year.

Indemnification

Our articles of incorporation, by-laws and director indemnification agreements provide that each person who was or is made a party or is threatened to be made a party to or is otherwise involved (including, without limitation, as a witness) in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or an officer of the Company or, in the case of a director, is or was serving at our request as a director, officer, or trustee of another corporation, or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan, whether the basis of such proceeding is alleged action in an official capacity as a director, officer or trustee or in any other capacity while serving as a director, officer or trustee, shall be indemnified and held harmless by us to the fullest extent authorized by the Wyoming General Corporation Law against all expense, liability and loss reasonably incurred or suffered by such.

Section 17 of the Wyoming Statutes permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action, ( i.e ., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

Item 12. Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are exercisable as of the Record Date or become exercisable within 60 days of the Record Date are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following tables set forth certain information with respect to beneficial ownership of the Company’s common stock as of March 18, 2025, based on 101,235,000 issued and outstanding shares of common stock, by:

●	Each director and director nominee;
●	Each named executive officer; and
●	All of the executive officers and directors as a group.
●	Each person known to be the beneficial owner of 5% or more of the Company’s outstanding common stock

To our knowledge each person named in the tables below has sole voting and investment power with respect to the number of shares of common stock set forth opposite such person’s name.

Title of Class	Name and address of Beneficial Owner	Amount of shares owned	Nature of beneficial ownership	Percent of class	Voting Power
Common	George Athanasiadis (Puerto Rico)	54,800,000	Officer/Director	54%	27%
Common	Tarasov Law Alexander Borodich (Dubai, UAE)	20,195,000	Over 5%	20%	10%
Preferred Series A	Alexander Borodich (Dubai UAE)	10,000,000	Over 5%	100%	49%
	Tomaz Strgr (Slovenia)	-	Officer	-	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2024, George Athanasiadis, an officer and director of the Company, lent a total of $613,423 in short-term advances. The advances are unsecured, do not bear interest and are due on demand.

During the year ended December 31, 2024, Alexander Borodich, a significant shareholder of the Company, lent a total of $36,802 in short-term advances. The advances are unsecured, do not bear interest and are due on demand.

Item 14. Principal Accountant Fees and Services

Our auditor for the fiscal year ended December 31, 2024, is M.S. Madhava Rao.

The Company has ratified M.S. Madhava Rao, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2024.

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Total Fees
2023	$25,000	$3000	$28,000
2024	$47,500		$47,500

Audit Fees: The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: The aggregate fees billed for assurance and related services rendered by the former principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the previous item, Audit Fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements

See Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

(b)  Financial Statement Schedule

Not applicable.

(c)  Exhibits

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation of Eco Bright Future, Inc. (incorporated by reference)
3.2	Articles of Incorporation Amended and Restated of Eco Bright Future, Inc. (incorporated by reference)
3.3	Corporate Bylaws of Eco Bright Future, Inc. (incorporated by reference)
20.1	Bitcoin Digital Service License
23.1	Consent of Independent Registered Accounting Firm for the year ending December 31, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.XSD	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO BRIGHT FUTURE INC.

By:	/s/ George Athanasiadis
	Name:	George Athanasiadis
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Accounting and Financial Officer)	April 9, 2025
George Athanasiadis

/s/ Tomaz Strgar	Chief Technology Officer and Director	April 9, 2025
Tomaz Strgar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee/Board of Directors

Eco Bright Future. Inc.
32 N. Gould Str
Sheridan, WY 82801

Opinion on the financial statements

We audited the accompanying balance sheet of Eco Bright Future. Inc. (“the Company”) as of December 31, 2024 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $178,971 for the year ended December 31, 2024. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

Related party transactions.

As discussed in Note 6 to the financial statement, the Company has borrowed from related parties an amount $650,226 as of the date of December 31, 2024. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2024.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 8, 2025

06662

Report of Independent Registered Public Account Firm

To the Board of Directors and Stockholders Eco Bright Future Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco Bright Future Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes to the financial statements. In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Eco Bright Future Inc. and Subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Eco Bright Future Inc. and Subsidiaries is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated in the Going Concern paragraph above is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter, providing a separate opinion on the critical audit mater or on the accounts or disclosures to which it relates.

We have served as Eco Bright Future, Inc. and Subsidiaries’ auditor since 2021.

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

April 29, 2024

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023
ASSETS

Current Assets:
Cash	$67,784	$14,761
Accounts receivable	—	1,657
Prepaid and other current assets	16,851	982
Total Current Assets	84,733	17,400

Non-Current Assets:
Software development in progress	425,500	—
Intangible assets	4,806	—
Computers and equipment	—	296
Total Non-Current Assets	430,306	296

Total Assets	$515,039	$17,696

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$20,540	$10,868
Advances payable, related party	650,226	—
Total Current Liabilities	670,766	10,868

Total Liabilities	$670,766	$10,868

Stockholders' (Deficit) Equity
Preferred Stock Series A; $0.001 par value, 100,000,000 and 10,000,000 shares authorized and 10,000,000 and 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized and 100,690,000 and 100,690,000 shares issued and outstanding, respectively	100,690	100,690
Additional paid-in capital	(90,935)	(90,935)
Other comprehensive (loss) income	3,409	(334)
Accumulated deficit	(178,971)	(12,593)
Total Stockholders' (Deficit) Equity Attributable to Parent	(155,807)	6,828
Equity Attributable to Noncontrolling interest	5	—
Total Stockholders' (Deficit) Equity	(155,802)	6,828

Total Liabilities and Stockholders' (Deficit) Equity	$515,039	$17,696

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
REVENUES
Service revenue	$—	$32,132
Total revenues	—	32,132

OPERATING EXPENSES
Compensation expense	—	14,946
Professional Fees	147,234	—
General and administrative	21,799	3,770
Total Operating Expenses	169,033	18,716

OPERATING INCOME (LOSS)	(169,033)	13,416

OTHER INCOME (EXPENSES)
Interest expense	—	(474)
Other expenses	—	(493)
Other income	2,655	682
Total Other Income (Expenses)	2,655	(285)

INCOME (LOSS) BEFORE INCOME TAXES	(166,378)	13,131
Provision for income taxes	—	—

CONSOLIDATED NET INCOME (LOSS)	$(166,378)	$13,131
Consolidated net income (loss) attributable to noncontrolling interest	(5)	—

CONSOLIDATED NET INCOME (LOSS)	$(166,383)	$13,131

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	7,500	(1,279)

OTHER COMPREHENSIE INCOME (LOSS)	$(158,883)	$11,852

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	100,690,000	100,690,000
Diluted	100,690,000	100,690,000

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2022	—	$—	2,000	$19,108	$—	$(25,724)	$945	$—	$(5,671)

Recapitalization for merger acquisition on December 20, 2023	10,000,000	10,000	100,688,000	100,690	(110,043)	—	(647)	—	—

Retirement of subsidiary common stock	—	—	—	(19,108)	19,108	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	(632)	—	(632)

Net income for the year ended December 31, 2023	—	—	—	—	—	13,131	—	$—	$13,131

Balance, December 31, 2023	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(12,593)	$(334)	$—	$6,828

Foreign currency translation	—	—	—	—	—	—	3,743	—	3,743

Net loss for the year ended December 31, 2024	—	—	—	—	—	(166,378)	—	5	(166,373)

Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$5	$(155,802)

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2022
Cash Flows From Operating Activities
Net income (loss)	$(166,378)	$13,131
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	296	440
Loss on foreign currency translation	3,409	334
Changes in operating assets and liabilities:
Accounts receivable	1,573	(1,657)
Other current assets	(15,967)	(761)
Accounts payable and accrued expenses	10,170	(2,750)
Net cash provided by (used in) operating activities	(166,897)	8,737

Cash Flows from Investing Activities
Software development costs	(425,500)	—
Purchase of domain name	(4,806)	—
Net cash used in investing activities	(430,306)	—

Cash Flows from Financing Activities
Advances from related party	650,225	—
Net cash provided by financing activities	650,225	—

Net change in cash	53,023	8,737
Cash, beginning of year	14,761	6,024
Cash, end of year	$67,784	$14,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$474
Cash paid for taxes	$—	$—

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of Eco Bright Future, Inc. and its wholly owned subsidiaries (“Eco Bright”, or the “Company”) United Heritage, Sociedad Anonmima De Capital Variable (“UHS”) and its wholly owned subsidiary Universa Hub Africa (“UHSA” and collectively, “UHA”). Eco Bright was incorporated on August 31, 2021, under the laws of the State of Wyoming. UHS was incorporated on July 12, 2023, under the laws of the country of El Salvador and UHSA was incorporated on March 28, 2019, under the laws of the country of Tunisia. The Company intends to carry on the business of UHA as an artificial intelligence and blockchain technology company that utilizes real world tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. The Company intends to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as Tunisia and United Arab Emirates and plan to enter into agreements in connection with its blockchain products in Thailand, Indonesia, and Guatemala.

On December 20, 2023, the Company entered into a Merger Agreement with UHA that provided for the controlling owner and holder of 10,000,000 shares of Eco Bright’s Series A Preferred Stock to transfer all of the Series A Preferred Stock to the beneficial owner of all of the 2,000 shares of capital stock of UHA, with 1,999 shares of UHA common stock transferred to Eco Bright and 1 share retained to satisfy El Salvador corporate ownership laws.

Basis of Presentation

The Financial Statements and related disclosures have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. Eco Bright has elected a calendar year-end.

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

During the years ended December 31, 2024 and 2023, Eco Bright recognized $0 and $32,132 of revenue, respectively, from providing consulting services related to blockchain technology software development sales. Revenue was recognized when earned upon completion of services and acceptance by the customer.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Eco Bright does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered. Due to exceptional collections history, Eco Bright has not had any bad debt write-offs and there were no allowances for doubtful accounts as of and for the years ended December 31, 2024, and 2023. Receivables were $0 and $1,657 as of December 31, 2024 and 2023, respectively.

Software Development Costs

In accordance with ASC 350-40, Internal Use Software, Eco Bright capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalized costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software development costs, when placed in service, will be amortized on a straight-line basis over the estimated useful life upon initial release of the software or additional features. See Note 4 for further details.

Stock-Based Compensation

Eco Bright records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There are no outstanding stock-based compensation plans or awards issued as of December 31, 2024.

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

The carrying values of cash, other current assets, in-process software development and property, as well as accounts payable and accrued expenses and related part payables approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

New Accounting Pronouncements

Eco Bright has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Series Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses. ASU 2023-07 also requires disclosure of incremental segment information on an annual and interim basis for all public entities. ASU 2023-07 was effective January 1, 2024 for Eco Bright. The adoption of ASU 2023-07 did not have a significant impact on Eco Bright’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU “2023-09”). ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that public business entities provide on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign and disaggregated by individual jurisdictions for amounts greater than 5% of income taxes paid. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Eco Bright is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for the Company for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Eco Bright is currently evaluating the impact the adoption of the standard will have on its consolidated financial position and results of operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on Eco Bright’s consolidated financial position, results of operations or cash flows.

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

The calculation of basic and diluted net income (loss) per share is as follows:

	For the Years Ended December 31,
	2024	2023
Basic Income (Loss) Per Share:
Numerator:
Net income (loss)	$(166,378)	$13,131
Denominator:
Weighted average common shares outstanding	100,690,000	100,690,000
Basic net income (loss) per share	$(0.00)	$0.00

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

	For the Years Ended December 31,
	2024	2023
Diluted Income (Loss) Per Share:
Numerator:
Net loss	$(166,378)	$13,131
Denominator:
Weighted average common shares outstanding	100,690,000	100,690,000
Diluted net income (loss) per share	$(0.00)	$0.00

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

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. Eco Bright considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

NOTE 2 - GOING CONCERN

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

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

NOTE 3 - SOFTWARE DEVELOPMENT COSTS

The Company is developing an open-source platform and developer infrastructure to enable access to a global economy using real-world asset tokenization built on a proprietary blockchain. Research and planning phase costs are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs to date have only included external consultants, but in the future could include Company personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software.

We incurred and capitalized software development costs of $425,500 and $0 during the years ended December 31, 2024 and 2023, respectively. Upon completion, the Company will amortize its software development costs on a straight-line basis over the estimated the useful life.

NOTE 4 - INCOME TAXES

Eco Bright files income tax returns in the U.S. federal jurisdiction. Eco Bright’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components:

	For the Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forward	$44,988	$10,069
Valuation allowance	(44,988)	(10,069)
Net deferred tax asset	$—	$—

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income for the year ended December 31, 2024 and 2023 due to the following:

	For the Years Ended December 31,
	2024	2023
Pre-tax book income (loss)	$(34,949)	$(2,807)
Meals	20	—
Valuation allowance	34,929	2,807
Federal Income Tax	$—	$—

The Company had net operating losses of approximately $214,229 that can be used indefinitely. Due to the change in ownership in 2023, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2021 through 2023 are subject to examination.

NOTE 5 - FOREIGN CURRENCY OPERATIONS

Eco Bright operates in foreign countries, specifically, Tunisia during the years ended December 31, 2024 and 2023. As such, assets and liabilities of foreign subsidiaries are translated into United States dollars at the rated of exchange in effect at year-end. The related translation adjustments are made directly to other comprehensive income or loss. Income and expenses are translated at the average rates of exchange in effect during the year. Foreign currency gains and losses are included in the results of operations and are generally classified in other income (expense) in the Consolidated Statements of Operations. Accumulated other comprehensive income was $3,409 at December 31, 2024, Accumulated other comprehensive loss was $334 at December 31, 2023. Foreign currency comprehensive net income was $3,409 for the year ended December 31, 2024 and foreign currency comprehensive net loss was $334 for the year ended December 31, 2023.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2024, an officer and director of the Company lent a total of $613,423 in short-term advances. The advances are unsecured, do not bear interest and are due on demand.

During the year ended December 31, 2024, a significant shareholder and director of the Company lent a total of $36,802 in short-term advances. The advances are unsecured, do not bear interest and are due on demand.

NOTE 7 - SUBSEQUENT EVENTS

On Jan 11, 2025, the Company issued 350,000 restricted shares of common stock for $595,000 cash, or $1.70 per share.

On Feb 19, 2025, the Company issued 195,000 of restricted shares of common stock in exchange for a $487,500 note payable to an officer and director, or 2.50 per share.