Form 10-Q
period 2025-03-31
Eco Bright Future, Inc.
filed 2025-05-20
CIK 1919182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____________ to ____________.

Commission file number:  000-54457

Eco Bright Future, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	87-2595314
(State of incorporation)	(IRS Employer Identification No.)

World Trade Center El Salvador Calle El Mirador, 87 Ave Norte San Salvador, El Salvador 00000
(Address of principal executive offices) (Zip Code)

(727) 692-3348
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Ticker symbol
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, "accelerated filer,” "smaller reporting company” and "emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of May 15, 2025, there were 101,235,000 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash	$335,323	$67,784
Prepaid and other current assets	19,691	16,949
Total Current Assets	355,014	84,733

Non-Current Assets:
Software development in progress	600,500	425,500
Intangible assets	4,806	4,806
Total Non-Current Assets	605,306	430,306

Total Assets	$960,320	$515,039

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,607	$20,620
Advances payable, related party	110,923	650,226
Total Current Liabilities	127,530	670,846

Total Liabilities	$127,530	$670,846

Stockholders' (Deficit) Equity
Preferred Stock Series A; $0.001 par value, 100,000,000 and 10,000,000 shares authorized and 10,000,000 and 10,000,000 shares issuedand outstanding, respectively	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized and 101,235,000 and 100,690,000 shares issued and outstanding, respectively	101,235	100,690
Additional paid-in capital	991,020	(90,935)
Other comprehensive (loss) income	3,467	3,409
Accumulated deficit	(272,932)	(178,971)
Total Stockholders' (Deficit) Equity Attributable to Parent	832,790	(155,807)
Equity Attributable to Noncontrolling interest	6	5
Total Stockholders' (Deficit) Equity	832,796	(155,802)

Total Liabilities and Stockholders' (Deficit) Equity	$960,320	$515,039

The accompanying notes are an integral part of these consolidated unaudited financial statements

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
REVENUES
Service revenue	$—	$—
Total revenues	—	—

OPERATING EXPENSES
Professional Fees	88,335	9,000
General and administrative	4,818	3,408
Total Operating Expenses	93,153	12,408

OPERATING LOSS	(93,153)	(12,408)

OTHER EXPENSES
Other expenses	808	—
Total Other Expenses	808	—

CONSOLIDATED NET LOSS	$(93,961)	$(12,408)
Consolidated net loss attributable to noncontrolling interest	(1)	—

CONSOLIDATED NET LOSS	$(93,960)	$(12,408)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	58	(385)

OTHER COMPREHENSIE LOSS	$(93,902)	$(12,793)

BASIC AND DILUTED LOSS PER COMMON SHARE:	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	101,064,444	100,690,000

The accompanying notes are an integral part of these consolidated unaudited financial statements

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2023	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(12,593)	$(334)	$—	$6,828

Foreign currency translation	—	—	—	—	—	—	(51)	—	(51)

Net loss for the three months ended March 31, 2024	—	—	—	—	—	(12,408)	—	—	(12,408)

Balance, March 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(25,001)	$(385)	$—	$(5,631)

Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$5	$(155,802)

Common stock issued for cash	—	—	350,000	350	594,650	—	—	—	595,000

Common stock issued for related party debt	—	—	195,000	195	487,305	—	—	—	487,500

Foreign currency translation	—	—	—	—	—	—	58	—	58

Net loss for the three months ended March 31, 2025	—	—	—	—	—	(93,961)	—	1	(93,960)

Balance, March 31, 2025	10,000,000	$10,000	101,235,000	$101,235	$991,020	$(272,932)	$3,467	$6	$832,796

The accompanying notes are an integral part of these consolidated unaudited financial statements

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(93,961)	$(12,408)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	—	296
Loss on foreign currency translation	58	—
Changes in operating assets and liabilities:
Other current assets	(2,742)	—
Accounts payable and accrued expenses	(4,013)	11,874
Net cash provided by (used in) operating activities	(100,658)	(238)

Cash Flows from Investing Activities
Software development costs	(175,000)	—
Net cash used in investing activities	(175,000)	—

Cash Flows from Financing Activities
Common stock issued for cash	595,000
Repayment of related party debt	(51,803)	—
Net cash provided by financing activities	543,197	—

Net change in cash	267,539	(238)
Cash, beginning of period	67,784	14,761
Cash, end of period	$335,323	$14,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party debt	$487,500	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements presented are those of Eco Bright Future, Inc. and its wholly owned subsidiaries (“Eco Bright”, or the “Company”) United Heritage, Sociedad Anonmima De Capital Variable (“UHS”) and its wholly owned subsidiary Universa Hub Africa (“UHSA” and collectively, “UHA”). Eco Bright was incorporated on August 31, 2021, under the laws of the State of Wyoming. UHS was incorporated on July 12, 2023, under the laws of the country of El Salvador and UHSA was incorporated on March 28, 2019, under the laws of the country of Tunisia. The Company intends to carry on the business of UHA as an artificial intelligence and blockchain technology company that utilizes real world tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. The Company intends to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as Tunisia and United Arab Emirates and plan to enter into agreements in connection with its blockchain products in Thailand, Indonesia, and Guatemala.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements of Eco Bright have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Eco Bright’s Annual Report on Form 10-K for the year ending December 31, 2024 filed with the SEC.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2024 as reported in the Form 10-K have been omitted.

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

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

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

Eco Bright did not recognize any revenue during the three months ended March 31, 2025 or 2024.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Eco Bright does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered. Due to exceptional collections history, Eco Bright has not had any bad debt write-offs and there were no allowances for doubtful accounts as of March 31, 2025 or December 31, 2024. There were no outstanding receivables as of March 31, 2025 and December 31, 2024.

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

Stock-Based Compensation

Eco Bright records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There are no outstanding stock-based compensation plans or awards issued as of March 31, 2025 and December 31, 2024.

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

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

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

New Accounting Pronouncements

Eco Bright has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

Basic and Diluted Loss Per Share

Eco Bright presents basic earnings per share (EPS) on the face of the statements of operation. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive instruments outstanding at March 31, 2025 or December 31, 2024.

The calculation of basic and diluted net income (loss) per share is as follows:

	For the Three Months Ended March 31,
	2025	2024
Basic and diluted loss Per Share:
Numerator:
Net loss	$(93,961)	$(12,408)
Denominator:
Weighted average common shares outstanding	101,064,444	100,690,000
Basic and diluted net loss per share	$(0.00)	$(0.00)

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
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SOFTWARE DEVELOPMENT COSTS

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

Eco Bright capitalized $175,000 and $0 in software development costs during the three months ended March 31, 2025 and 2024, respectively. Eco Bright has capitalized software development costs of $600,500 and $425,500 as of March 31, 2025 and December 31, 2024, respectively. Upon completion, the Company will amortize its software development costs on a straight-line basis over the estimated the useful life.

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

NOTE 4 - FOREIGN CURRENCY OPERATIONS

Eco Bright operates in foreign countries, specifically, Tunisia during the three months ended March 31, 2025 and 2024. As such, assets and liabilities of foreign subsidiaries are translated into United States dollars at the rated of exchange in effect at year-end. The related translation adjustments are made directly to other comprehensive income or loss. Income and expenses are translated at the average rates of exchange in effect during the year. Foreign currency gains and losses are included in the results of operations and are generally classified in other income (expense) in the Consolidated Statements of Operations. Accumulated other comprehensive income was $3,467 and $3,409 at March 31, 2025 and December 31, 2024, respectively. Foreign currency comprehensive net income was $58 for the three months ended March 31, 2025 and foreign currency comprehensive net loss was $385 three months ended March 31, 2024.

NOTE 5 - RELATED PARTY TRANSACTIONS

On Feb 19, 2025, the Company issued 195,000 of restricted shares of common stock in exchange for a $487,500 note payable to an officer and director, or $2.50 per share.

During the three months ended March 31, 2025, the Company repaid $15,000 in short-term advances to an officer and director of the Company. The balance of the advances was $110,923 and $613,423 as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, the Company repaid $36,802 in short-term advances to a significant shareholder and director of the Company. The balance of the advances was $0 and $36,802 as of March 31, 2025 and December 31, 2024, respectively.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - COMMON STOCK

On January 11, 2025, the Company issued 350,000 restricted shares of common stock for $595,000 cash, or $1.70 per share.

On February 19, 2025, the Company issued 195,000 of restricted shares of common stock in exchange for a $487,500 note payable to an officer and director, or 2.50 per share

NOTE 7 - PRIOR PERIOD PRESENTATION CORRECTION

During the preparation of the consolidated financial statements as of and for the three months ended March 31, 2025, it was discovered that there were unintentional errors in the presentation of two balance sheet accounts, resulting in immaterial errors. As such, the presented amounts for Other current assets, originally reported as $16,851, was changed to $16,949, and Accounts payable was increase from the originally reported $20,540 to $20,620. These changes resulted in a net difference of $18 on the presented consolidated balance sheet as of December 31, 2024, there were no impacts to the consolidated income statement as of December 31, 2024.

NOTE 6 - SUBSEQUENT EVENTS

On April 27, 2025, the Board approved for issuance 200,000 restricted shares of common stock for $340,000 cash, or $1.70 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results

Overview

On December 20, 2023, the Company entered into a Merger Agreement with UHA with the intent to carry on the business of UHA as an artificial intelligence and blockchain technology company. We intend to utilizes real world tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. We intend to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as Tunisia and United Arab Emirates, and plan to enter into agreements in connection with blockchain products in Thailand, Indonesia, and Guatemala.

Going Concern

At March 31, 2025, we had $355,014 in current assets, $960,320 in total assets, $127,530 in current liabilities and a $272,932 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

Results of Operations

For the Three Months Ended March 31, 2025 and 2024

Operating Expenses

Operating expenses were $93,153 during the three months ended March 31, 2025, compared to $12,408 during the three months ended March 31, 2024. Operating expenses consisted mainly of $88,335 and $9,000 in professional fees and $4,818 and $3,408 in general and administrative expenses during the three months ended March 31, 2025 and 2024, respectively. Increases in professional fees and general and administrative expenses are a result of the Universa Hub Africa acquisition which closed in December 2023.

Other Income and Expenses

Total other expenses were $808 during the three months ended March 31, 2025, there were no other expenses during the three months ended March 31, 2024.

Net Income (Loss)

As a result of the above, we recognized a net loss of $93,961 and 12,408 for the three months ended March 31, 2025 and 2024, respectively.

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

Liquidity and Capital Resources of the Company

Current Assets

Current assets as of March 31, 2025 totaled $355,014, consisting of $335,323 in cash and other current assets of $19,691. Current assets as of December 31, 2024 totaled $84,733, consisting of $67,784 in cash and other current assets of $16,949.

Non-Current Assets

Non-current assets as of March 31, 2025 December 31, 2024 totaled $605,306, consisting of $600,500 in software development costs and $4,806 in intangible assets. Non-current assets as of December 31, 2024 totaled $430,306, consisting of $425,500 in software development costs and $4,806 in intangible assets.

.

Current Liabilities

Total current liabilities totaled $127,530 and $670,846 as of as of March 31, 2025 and December 31, 2024, respectively. Current liabilities consisted of accounts payable and accrued expenses totaling $16,607 and $20,620 and notes payable to related parties totaling $110,923 and $650,226, respectively.

Net Cash Used in Operating Activities

During the three months ended March 31, 2025, our operating activities used net cash of $100,658. Uses of cash during the three months ended March 31, 2025 are mainly due to the $93,961 in net loss as well as $6,755 net changes in operating assets and liabilities. Uses are partially offset by $58 in non-cash currency translation.

During the three months ended March 31, 2024, our operating activities used net cash of $238. Uses of cash during the three months ended March 31, 2024 are mainly due to the $12,408 in net loss, partially offset by a $11,874 increase in accounts payable. Uses are partially offset by $58 in non-cash currency translation.

Net Cash Used in Investing Activities

During the three months ended March 31, 2025 and 2024, we used $175,000 and $0 in cash investing activities, respectively. Uses of cash during the three months ended March 31, 2025 are due to $175,000 in software development costs. There was no cash used in investing activities during the three months ended March 31, 2024.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2025, we received $595,000 from the sale of 350,000 shares of common stock and repaid $51,803 in related party advances. There were no cash flows used in financing activities during the three months ended March 31, 2024.

At March 31, 2025 we had working capital of $227,484, compared to a working capital deficit of $586,113 at December 31, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the three months ended March 31, 2025 or 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signature	Title	Date

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	May 20, 2025
George Athanasiadis

/s/ Tomaz Strgar	Chief Technology Officer and Director	May 20, 2025
Tomaz Strgar