Form 10-Q
period 2025-06-30
Eco Bright Future, Inc.
filed 2025-08-14
CIK 1919182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No þ

As of August 11, 2025, there were 101,435,000 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash	$18,152	$67,784
Other current assets	19,532	16,949
Total current assets	37,684	84,733

NON-CURRENT ASSETS
Intangible assets	925,500	425,500
Property and equipment, net	4,806	4,806
Total non-current assets	930,306	430,306
TOTAL ASSETS	$967,990	$515,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	16,497	20,620
Accounts payable, related party	—	650,226
Total current liabilities	16,497	670,846

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 100,000,000 shares authorized and 10,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized, 101,435,000 and 100,690,000 shares issued and outstanding, respectively	101,435	100,690
Additional paid-in capital	1,330,820	(90,935)
Accumulated deficit	(494,523)	(178,971)
Accumulated other comprehensive loss	3,761	3,409
Total Stockholders’ Equity (Deficit) Attributable to Parent	951,493	(155,807)
Equity Attributable to Noncontrolling interest	(6)	5
Total Stockholders' Equity (Deficit)	951,487	(155,802)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$967,990	$515,039

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Sales	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	193,085	46,019	281,420	55,019
General and administrative	28,341	681	33,159	4,089
Total operating expenses	221,426	46,700	314,579	59,108
Operating Loss	(221,426)	(46,700)	(314,579)	(59,108)
OTHER EXPENSES
Other expenses	(165)	—	(973)	—
Total other expenses	(165)	—	(973)	—
Consolidated Net Loss	$(221,591)	$(46,700)	$(315,552)	$(59,108)

Consolidated net loss attributable to noncontrolling interest	—	—	1	—
Consolidated Net Loss Attributable to Parent	$(221,591)	$(46,700)	$(315,551)	$(59,108)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	294	(1,023)	352	(385)
Consolidated Other Comprehensive Loss	$(221,297)	$(47,723)	$(315,199)	$(59,493)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	101,264,386	100,690,000	101,224,227	100,690,000

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	10,000,000	$10,000	101,235,000	$101,235	$991,020	$(272,932)	$3,467	$6	$832,796

Common stock issued for cash	—	—	200,000	200	339,800	—	—	—	340,000

Currency translation	—	—	—	—	—	—	294	—	294

Net loss for three months ended June 30, 2025	—	—	—	—	—	(221,591)	—	—	(221,591)
Balance, June 30, 2025	10,000,000	$10,000	101,435,000	$101,435	$1,330,820	$(494,523)	$3,761	$6	$951,487

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$5	$(155,802)

Common stock issued for cash	—	—	550,000	550	934,450	—	—	—	935,000

Common stock issued for related party debt	—	—	195,000	195	487,305	—	—	—	487,500

Currency translation	—	—	—	—	—	—	352	—	352

Net loss for six months ended June 30, 2025	—	—	—	—	—	(315,552)	—	1	(315,551)
Balance, June 30, 2025	10,000,000	$10,000	101,435,000	$101,435	$1,330,820	$(494,523)	$3,761	$6	$951,487

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(25,001)	$(385)	$—	$(5,631)

Net loss for three months ended June 30, 2024	—	—	—	—	—	(46,700)	—	—	(46,700)
Balance, June 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(71,701)	$(385)	$—	$(52,331)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(12,593)	$(334)	$—	$6,828

Currency translation	—	—	—	—	—	—	(51)	—	(51)

Net loss for six months ended June 30, 2024	—	—	—	—	—	(59,108)	—	—	(59,108)
Balance, June 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(71,701)	$(385)	$—	$(52,331)

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(315,552)	$(59,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	296
Currency translation	352	—
Changes in operating assets and liabilities:
Other current assets	(2,583)	(3,120)
Accounts payable and accrued expenses	(4,123)	11,357
Net cash used in operating activities	(321,906)	(50,575)

Cash flows from investing activities:
Software development costs	(500,000)	—
Purchase of intangible asset	—	(4,800)
Net cash used in investing activities	(500,000)	(4,800)
Cash flows from financing activities:
Common stock issued for cash	935,000	—
Repayment of loans from related party	(162,726)	—
Net cash provided by financing activities	772,274	55,455

Net change in cash	(49,632)	80
Cash, beginning of period	67,784	14,761

Cash, end of period	$18,152	$14,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party debt	$487,500	$—

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements presented are those of Eco Bright Future, Inc. and its wholly owned subsidiaries United Heritage, Sociedad Anonmima De Capital Variable (“UHS”) and UHS’s wholly owned subsidiary Universa Hub Africa (“UHA”), collectively, “Eco Bright”, or the “Company”. Eco Bright was incorporated on August 31, 2021, under the laws of the State of Wyoming. UHS was incorporated on July 12, 2023, under the laws of the country of El Salvador and UHA was incorporated on March 28, 2019, under the laws of the country of Tunisia. The Company intends to carry on the business of UHA as an artificial intelligence and blockchain technology company that utilizes real world tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. The Company intends to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as Tunisia and United Arab Emirates and plan to enter into agreements in connection with its blockchain products in Thailand, Indonesia, and Guatemala.

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

Eco Bright did not recognize any revenue during the six months ended June 30, 2025 or 2024.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Eco Bright does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered. Due to exceptional collections history, Eco Bright has not had any bad debt write-offs and there were no allowances for doubtful accounts as of June 30, 2025 or December 31, 2024. There were no outstanding receivables as of June 30, 2025 and December 31, 2024.

Software Development Costs

In accordance with ASC 350-40, Internal Use Software, Eco Bright capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalized costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software development costs, when placed in service, will be amortized on a straight-line basis over the estimated useful life upon initial release of the software or additional features. See Note 2 for further details.

Stock-Based Compensation

Eco Bright records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There were no outstanding stock-based compensation plans or awards issued as of June 30, 2025 and December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, other current assets, property, accounts payable and accrued expenses approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

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

The calculation of basic and diluted net loss per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic Loss Per Share:
Numerator:
Net loss	$(221,591)	$(46,700)	$(315,552)	$(59,108)

Denominator:
Weighted average common shares outstanding:
Basic	101,264,386	100,690,000	101,224,227	100,690,000
Diluted	101,264,386	100,690,000	101,224,227	100,690,000
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Eco Bright capitalized $500,000 and $425,500 in software development costs as of June 30, 2025 and December 31, 2024, respectively. Upon completion, the Company will amortize its software development costs on a straight-line basis over the estimated the useful life.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2024, Eco Bright had a note payable to an officer and director for short-term advances totaling $613,423. On Feb 19, 2025, the Company issued 195,000 of restricted shares of common stock in exchange for a $487,500 note payable to an officer and director, or $2.50 per share. Additionally, during the six months ended June 30, 2025, the Company repaid the balance of $125,923 in cash. The balance of the advances was $0 and $613,423 as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, the Company repaid $36,802 in short-term advances to a significant shareholder and director of the Company. The balance of the advances was $0 and $36,802 as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, the Company paid a significant shareholder $20,000 in consulting fees.

NOTE 4 - COMMON STOCK

On January 11, 2025, the Company issued 350,000 restricted shares of common stock for $595,000 cash, or $1.70 per share.

On February 19, 2025, the Company issued 195,000 of restricted shares of common stock in exchange for a $487,500 note payable to an officer and director, or 2.50 per share.

On April 24, 2025, the Company issued 200,000 restricted shares of common stock for $340,000 cash, or $1.70 per share.

NOTE 5 - GOING CONCERN

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

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 6 - FOREIGN CURRENCY OPERATIONS

Eco Bright operates in foreign countries, specifically, Tunisia during the six months ended June 30, 2025 and 2024. As such, assets and liabilities of foreign subsidiaries are translated into United States dollars at the rated of exchange in effect at year-end. The related translation adjustments are made directly to other comprehensive income or loss. Income and expenses are translated at the average rates of exchange in effect during the year. Foreign currency gains and losses are included in the results of operations and are generally classified in other income (expense) in the Consolidated Statements of Operations. Accumulated other comprehensive income was $3,761 and $3,409 at June 30, 2025 and December 31, 2024, respectively. Foreign currency comprehensive net income was $352 for the six months ended June 30, 2025 and foreign currency comprehensive net loss was $385 for the six months ended June 30, 2024.

NOTE 7 - PRIOR PERIOD PRESENTATION CORRECTION

During the preparation of the consolidated financial statements as of and for the three months ended March 31, 2025, it was discovered that there were unintentional errors in the presentation of two balance sheet accounts, resulting in immaterial errors. As such, the December 31, 2024 presented amounts for Other current assets, originally reported as $16,851, was changed to $16,949, and Accounts payable was increase from the originally reported $20,540 to $20,620. These changes resulted in a net difference of $18 on the presented consolidated balance sheet as of December 31, 2024, there were no impacts to the consolidated income statement as of December 31, 2024.

NOTE 8 - SUBSEQUENT EVENTS

On August 11, 2025, the Board approved for issuance 40,000 restricted shares of common stock for $68,000 cash, or $1.70 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results.

Overview

The Company is an artificial intelligence and blockchain technology company. We are creating a real-world tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. We intend to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as Tunisia and United Arab Emirates, and plan to enter into agreements in connection with blockchain products in Thailand, Indonesia, and Guatemala.

Going Concern

At June 30, 2025, we had $37,684 in current assets, $967,990 in total assets, $16,497 in current liabilities and a $494,523 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

Results of Operations

For the Three Months Ended June 30, 2025 and 2024

Operating Expenses

Operating expenses were $221,426 during the three months ended June 30, 2025, compared to $46,700 during the three months ended June 30, 2024. Operating expenses consisted mainly of $193,085 and $46,019 in professional fees and $28,341 and $681 in general and administrative expenses during the three months ended June 30, 2025 and 2024, respectively. Increases in professional fees and general and administrative expenses are a result of increased expansion efforts and the related consulting and legal expenses.

Other Income and Expenses

Total other expenses were $165 during the three months ended June 30, 2025, there were no other expenses during the three months ended June 30, 2024.

Net Income (Loss)

As a result of the above, we recognized a net loss of $221,591 and $46,700 for the three months ended June 30, 2025 and 2024, respectively.

For the Six Months Ended June 30, 2025 and 2024

Operating Expenses

Operating expenses were $314,579 during the six months ended June 30, 2025, compared to $59,108 during the six months ended June 30, 2024. Operating expenses consisted mainly of $281,420 and $55,019 in professional fees and $33,159 and $4,089 in general and administrative expenses during the six months ended June 30, 2025 and 2024, respectively. Increases in professional fees and general and administrative expenses are a result of increased expansion efforts and the related consulting and legal expenses.

Other Income and Expenses

Total other expenses were $973 during the six months ended June 30, 2025, there were no other expenses during the six months ended June 30, 2024.

Net Loss

As a result of the above, we recognized a net loss of $315,552 and $59,108 for the six months ended June 30, 2025 and 2024, respectively.

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

Liquidity and Capital Resources of the Company

Current Assets

Current assets as of June 30, 2025 totaled $37,684, consisting of $18,152 in cash and other current assets of $19,532. Current assets as of December 31, 2024 totaled $84,733, consisting of $67,784 in cash and other current assets of $16,949.

Non-Current Assets

Non-current assets as of June 30, 2025 and December 31, 2024 totaled $930,306, consisting of $925,500 in software development costs and $4,806 in intangible assets. Non-current assets as of December 31, 2024 totaled $430,306, consisting of $425,500 in software development costs and $4,806 in intangible assets.

.

Current Liabilities

Total current liabilities totaled $16,497 and $670,846 as of as of June 30, 2025 and December 31, 2024, respectively. Current liabilities consisted of accounts payable and accrued expenses totaling $16,498 and $20,620 and notes payable to related parties totaling $0 and $650,226, respectively.

Net Cash Used in Operating Activities

During the six months ended June 30, 2025, our operating activities used net cash of $321,906. Uses of cash during the six months ended June 30, 2025 are mainly due to the $315,552 in net loss as well as $6,706 net changes in operating assets and liabilities. Uses are partially offset by $352 in non-cash currency translation.

During the six months ended June 30, 2024, our operating activities used net cash of $50,575. Uses of cash during the six months ended June 30, 2024 are mainly due to the $59,108 in net loss, partially offset by $8,237 in net changes in operating assets and liabilities. Uses are partially offset by $296 in non-cash depreciation expense.

Net Cash Used in Investing Activities

During the six months ended June 30, 2025 and 2024, we used $500,000 and $4,800 in cash investing activities, respectively. Uses of cash during the six months ended June 30, 2025 were all due to software development costs. Cash used in investing activities during the six months ended June 30, 2024 were for the purchase of intangible assets.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2025, we received $935,000 from the sale of 550,000 shares of common stock and repaid $162,726 in related party advances. We received $55,455 in related party advances during the six months ended June 30, 2024.

At June 30, 2025 we had working capital of $21,187, compared to a working capital deficit of $586,113 at December 31, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the six months ended June 30, 2025 or 2024.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first half of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	August 12, 2025
George Athanasiadis

/s/ Tomaz Strgar	Chief Technology Officer and Director	August 12, 2025
Tomaz Strgar