Form 10-Q
period 2025-09-30
Eco Bright Future, Inc.
filed 2025-11-14
CIK 1919182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 101,505,000 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash	$7,988	$67,784
Other current assets	33,001	16,949
Total current assets	40,989	84,733

NON-CURRENT ASSETS
Intangible assets	4,806	4,806
Software development	1,010,500	425,500
Total non-current assets	1,015,306	430,306
TOTAL ASSETS	$1,056,295	$515,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	18,270	20,620
Accounts payable, related party	—	650,226
Total current liabilities	18,270	670,846

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 100,000,000 shares authorized and 10,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized, 101,505,000 and 100,690,000 shares issued and outstanding, respectively	101,505	100,690
Additional paid-in capital	1,449,750	(90,935)
Accumulated deficit	(527,030)	(178,971)
Accumulated other comprehensive loss	3,800	3,409
Total Stockholders’ Equity (Deficit) Attributable to Parent	1,038,025	(155,807)
Equity Attributable to Noncontrolling interest	(6)	5
Total Stockholders' Equity (Deficit)	1,038,019	(155,802)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,056,295	$515,039

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Sales	$—	$1,446	$—	$1,446

OPERATING EXPENSES
Professional fees	18,301	27,787	299,721	82,806
General and administrative	14,174	3,720	47,333	7,809
Total operating expenses	32,475	31,507	347,054	90,915
Operating Loss	(32,475)	(30,061)	(347,054)	(89,169)
OTHER INCOME (EXPENSES)
Other income (expenses)	(32)	127	(1,005)	127
Total other income (expenses)	(32)	127	(1,005)	127
Consolidated Net Loss	$(32,507)	$(29,934)	$(348,059)	$(89,042)

Consolidated net loss attributable to noncontrolling interest	—	—	1	—
Consolidated Net Loss Attributable to Parent	$(32,507)	$(29,934)	$(348,058)	$(89,042)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	39	(67)	391	(452)
Consolidated Other Comprehensive Loss	$(32,468)	$(30,001)	$(347,667)	$(89,494)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	101,457,065	100,690,000	101,302,692	100,690,000

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	10,000,000	$10,000	101,435,000	$101,435	$1,330,820	$(494,523)	$3,761	$6	$951,487

Common stock issued for cash	—	—	70,000	70	118,930	—	—	—	119,000

Currency translation	—	—	—	—	—	—	39	—	39

Net loss for three months ended September 30, 2025	—	—	—	—	—	(32,507)	—	—	(32,507)
Balance, September 30, 2025	10,000,000	$10,000	101,505,000	$101,505	$1,449,750	$(527,030)	$3,800	$6	$1,038,019

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$5	$(155,802)

Common stock issued for cash	—	—	620,000	620	1,053,380	—	—	—	1,054,000

Common stock issued for related party debt	—	—	195,000	195	487,305	—	—	—	487,500

Currency translation	—	—	—	—	—	—	391	—	391

Net loss for nine months ended September 30, 2025	—	—	—	—	—	(348,059)	—	1	(348,058)
Balance, September 30, 2025	10,000,000	$10,000	101,505,000	$101,505	$1,449,750	$(527,030)	$3,800	$6	$1,038,019

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(71,701)	$(385)	$—	$(52,331)

Currency translation	—	—	—	—	—	—	(67)	—	(67)

Net loss for three months ended September 30, 2024	—	—	—	—	—	(29,934)	—	—	(29,934)
Balance, September 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(101,635)	$(452)	$—	$(82,332)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(12,593)	$(334)	$—	$6,828

Currency translation	—	—	—	—	—	—	(118)	—	(118)

Net loss for nine months ended September 30, 2024	—	—	—	—	—	(89,024)	—	—	(89,024)
Balance, September 30, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(101,635)	$(452)	$—	$(82,332)

The accompanying notes are an integral part of these unaudited financial statements.

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(348,059)	$(89,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	296
Currency translation	391	(67)
Changes in operating assets and liabilities:
Other current assets	(16,052)	(2,340)
Accounts payable and accrued expenses	(2,350)	1,841
Net cash used in operating activities	(366,070)	(89,312)

Cash flows from investing activities:
Software development costs	(585,000)	(208,500)
Purchase of intangible asset	—	(4,800)
Net cash used in investing activities	(585,000)	(213,300)
Cash flows from financing activities:
Common stock issued for cash	1,054,000	—
Loans from related party	—	305,383
Repayment of loans from related party	(162,726)	—
Net cash provided by financing activities	891,274	305,383

Net change in cash	(59,796)	2,771
Cash, beginning of period	67,784	14,761

Cash, end of period	$7,988	$17,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party debt	$487,500	$—

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

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Eco Bright did not recognize any revenue during the nine months ended September 30, 2025 and recognized $1,446 during the nine months ended September 30, 2024.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Eco Bright does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered. Due to exceptional collections history, Eco Bright has not had any bad debt write-offs and there were no allowances for doubtful accounts as of September 30, 2025 or December 31, 2024. There were no outstanding receivables as of September 30, 2025 and December 31, 2024.

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

Stock-Based Compensation

Eco Bright records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There were no outstanding stock-based compensation plans or awards issued as of September 30, 2025 and December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The calculation of basic and diluted net loss per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Loss Per Share:
Numerator:
Net loss	$(32,507)	$(29,934)	$(348,059)	$(89,042)

Denominator:
Weighted average common shares outstanding:
Basic	101,457,065	100,690,000	101,302,692	100,690,000
Diluted	101,457,065	100,690,000	101,302,692	100,690,000
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Eco Bright capitalized $1,010,500 and $425,500 in software development costs as of September 30, 2025 and December 31, 2024, respectively. Upon completion, the Company will amortize its software development costs on a straight-line basis over the estimated the useful life.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2024, Eco Bright had a note payable to an officer and director for short-term advances totaling $613,423. On Feb 19, 2025, the Company issued 195,000 of restricted shares of common stock in exchange for a $487,500 note payable to an officer and director, or $2.50 per share. Additionally, during the nine months ended September 30, 2025, the Company repaid the balance of $125,923 in cash. The balance of the advances was $0 and $613,423 as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, the Company repaid $36,802 in short-term advances to a significant shareholder and director of the Company. The balance of the advances was $0 and $36,802 as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, the Company paid a significant shareholder $20,000 in consulting fees.

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

On August 11, 2025, the Company issued 40,000 restricted shares of common stock for $68,000 cash, or $1.70 per share.

On September 29, 2025, the Company issued 30,000 restricted shares of common stock for $51,000 cash, or $1.70 per share.

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

ECO BRIGHT FUTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - FOREIGN CURRENCY OPERATIONS

Eco Bright operates in foreign countries, specifically, Tunisia during the nine months ended September 30, 2025 and 2024. As such, assets and liabilities of foreign subsidiaries are translated into United States dollars at the rated of exchange in effect at year-end. The related translation adjustments are made directly to other comprehensive income or loss. Income and expenses are translated at the average rates of exchange in effect during the year. Foreign currency gains and losses are included in the results of operations and are generally classified in other income (expense) in the Consolidated Statements of Operations. Accumulated other comprehensive income was $3,800 and $3,409 at September 30, 2025 and December 31, 2024, respectively. Foreign currency comprehensive net income was $391 for the nine months ended September 30, 2025 and foreign currency comprehensive net loss was $452 for the nine months ended September 30, 2024.

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

Going Concern

At September 30, 2025, we had $40,989 in current assets, $1,056,295 in total assets, $18,270 in current liabilities and a $527,030 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

Results of Operations

For the Three Months Ended September 30, 2025 and 2024

Revenues

We recognized $0 and $1,446 in revenues during the three months ended September 30, 2025 and 2024, respectively, from providing non-recurring consulting services related to blockchain technology software development sales.

Operating Expenses

Operating expenses were $32,475 during the three months ended September 30, 2025, compared to $31,507 during the three months ended September 30, 2024. Operating expenses consisted of $18,301 and $27,787 in professional fees and $14,174 and $3,720 in general and administrative expenses during the three months ended September 30, 2025 and 2024, respectively. Decreases in professional fees offset increases in general and administrative expenses, which is mainly a result of increased filing fees related to public uplisting during 2025.

Other Income and Expenses

Total other expenses were $32 during the three months ended September 30, 2025, there were no other expenses and $127 in other income during the three months ended September 30, 2024.

Net Income (Loss)

As a result of the above, we recognized a net loss of $32,507 and $29,934 for the three months ended September 30, 2025 and 2024, respectively.

For the Nine Months Ended September 30, 2025 and 2024

Revenues

We recognized $0 and $1,446 in revenues during the nine months ended September 30, 2025 and 2024, respectively, from providing non-recurring consulting services related to blockchain technology software development sales.

Operating Expenses

Operating expenses were $347,054 during the nine months ended September 30, 2025, compared to $90,615 during the nine months ended September 30, 2024. Operating expenses consisted mainly of $299,721 and $82,806 in professional fees and $47,333 and $7,809 in general and administrative expenses during the nine months ended September 30, 2025 and 2024, respectively. Increases in professional fees and general and administrative expenses are a result of increased expansion efforts and the related consulting and legal expenses as well as filing fees related to public uplisting during 2025.

Other Income and Expenses

Total other expenses were $1,005 during the nine months ended September 30, 2025, there were no other expenses and $127 in other income during the nine months ended September 30, 2024.

Net Loss

As a result of the above, we recognized a net loss of $348,059 and $89,042 for the nine months ended September 30, 2025 and 2024, respectively.

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

Liquidity and Capital Resources of the Company

Current Assets

Current assets as of September 30, 2025 totaled $40,989, consisting of $7,988 in cash and other current assets of $33,001. Current assets as of December 31, 2024 totaled $84,733, consisting of $67,784 in cash and other current assets of $16,949.

Non-Current Assets

Non-current assets as of September 30, 2025 and December 31, 2024 totaled $1,015,306, consisting of $1,010,500 in software development costs and $4,806 in intangible assets. Non-current assets as of December 31, 2024 totaled $430,306, consisting of $425,500 in software development costs and $4,806 in intangible assets.

.

Current Liabilities

Total current liabilities totaled $18,270 and $670,846 as of as of September 30, 2025 and December 31, 2024, respectively. Current liabilities consisted of accounts payable and accrued expenses totaling $18,270 and $20,620 and notes payable to related parties totaling $0 and $650,226, respectively.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2025, our operating activities used net cash of $366,070. Uses of cash during the nine months ended September 30, 2025 are mainly due to the $348,059 in net loss as well as $18,402 net changes in operating assets and liabilities. Uses are partially offset by $391 in non-cash currency translation.

During the nine months ended September 30, 2024, our operating activities used net cash of $89,312. Uses of cash during the nine months ended September 30, 2024 are mainly due to the $89,042 in net loss as well as $499 net in net changes in operating assets and liabilities. Uses are partially offset by $229 in net non-cash depreciation expense and currency translation.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2025 and 2024, we used $585,000 and $213,300 in cash investing activities, respectively. Uses of cash during the nine months ended September 30, 2025 were all due to software development costs. Cash used in investing activities during the nine months ended September 30, 2024 were for the purchase of $208,500 in software development and $4,800 in intangible assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, we received $1,054,000 from the sale of 620,000 shares of common stock and repaid $162,726 in related party advances. We received $305,383 in related party advances during the nine months ended September 30, 2024.

At September 30, 2025 we had working capital of $22,719, compared to a working capital deficit of $586,113 at December 31, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the nine months ended September 30, 2025 or 2024.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

Signature	Title	Date

/s/ Alexander Borodich	Chairman of the Board of Directors	November 13, 2025
Alexander Borodich
/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	November 13, 2025
George Athanasiadis

/s/ Tomaz Strgar	Chief Technology Officer and Director	November 13, 2025
Tomaz Strgar