Form 10-K
period 2025-12-31
Universal Token
filed 2026-03-31
CIK 1919182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

Commission File Number: 000-56658

UNIVERSAL TOKEN, INC.

(Formerly Eco Bright Future, Inc.)

(Exact name of registrant as specified in its charter)

Wyoming	87-2595314
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

World Trade Center El Salvador

Calle El Mirador, 87 Ave Norte

San Salvador El Salvador 00000

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (727-692-3348)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	UTKN	OTCQB

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock of $4.15 per share on September 30, 2025, the last business day of the registrants most recent completed third quarter, and 26,566,000 shares held by non-affiliates was $110,248,900.

As of December 31, 2025, the Registrant had 101,561,000 issued and outstanding shares of Common Stock.

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

Website Access to SEC Reports

Our website at www.universaltoken.com provides information about our company as well as copies of our reports filed with the SEC including annual and quarterly financial reports. To view the filings visit the website above and click on “filings” to view SEC filings. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including Universal Token, Inc. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

ORGANIZATIONAL HISTORY

Universal Token, Inc., (together with its subsidiaries the “Company”), was incorporated in the State of Wyoming in August 2021 under the name Eco Bright Future, Inc. We changed our name to Universal Token, Inc. during October 2025 to better reflect the change in business operations as discussed below. In December of 2023, we completed a reverse recapitalization with United Heritage, an El Salvador Corporation (“United Heritage”), and its wholly owned subsidiary, Universa Hub Africa (“UHA”), a Tunisian Corporation. United Heritage was established to obtain licensing in El Salvador as a digital asset service provider to allow tokenization of certain assets and commodities and was the parent company of UHA until its disposition in November 2025. The operations of United Heritage and UHA were minimal during 2025. During November 2025, United Heritage disposed of UHA and stopped consolidating its operations. Our current jurisdictions that we consolidate financials in and own any tangible or intangible assets are El Salvador and the United States.

Present Operations

The Company intends to engage in the financial technology and blockchain business and is developing an open-source platform and developer infrastructure using Universa Blockchain, to create the UTKN platform, which we believe will enable anyone to access and participate in the global economy and Real-World Assets (“RWA”) tokenisation. We believe our platform will allow digital assets to be transferred safely across a variety of “wallets” due to robust Know Your Customer (“KYC”) and AML (“Anti Money Laundering”) processes that will track and monitor suspicious activities. We are also developing tools to access the platform via mobile and digital services. The Company does not, and does not plan to, engage in crypto asset trading and does not own crypto assets. The Company currently does not meet the requirements to register as an investment company but will continue to monitor current regulations and changes in regulations and reporting requirements, especially as it relates to dealing with foreign jurisdictions. Our ability to adapt to the changing regulatory environments is critical to the success of our business plan. We consult on a regular basis with legal counsel to review our strategies for compliance with regulations and guidelines.

Our business plan is to market a software solution to businesses and governments allowing them to provide our platform to their clients and populations. We are targeting central and local banks having robust API systems we believe will allow quick, inexpensive and effective integration of our platform. The platform will require back-end programming with central banks and other organizations to interface with each banking platform, including currency conversions from gold backed currencies to local currencies and conform with local regulations and rules. Integrations are expected to take anywhere from one to six months to complete. The Company will not take custody of RWA tokens, custody remains with the customer, who utilizes the platform to transfer the RWA token directly to the buyer. Holders of RWA tokens can chose to hold tokens in digital “wallets” or locally on their personal device, documented and recoverable with proper credentials if lost.

The RWA tokenization process will allow us to take a commodity such as gold and tokenize it using the Universa Blockchain. Owning the RWA tokens gives rights and ownership to the registered owner. The process allows the underlying commodity to be held in a secure location with tracking using serial numbers assigned to RWA tokens. This process will be facilitated using a bank that will hold and store the commodity in a secure location covered by bank insurance.

We are waiting for our Digital Asset Service Provider (“DASP”) licensing application with the National Commission of Digital Assets (“NCDA”) in El Salvador to be approved. Once approved, the Company will be allowed to legally issue digital assets as tokens and transfer assets on its blockchain platform. We are still in the process of providing the required information with NCDA such as an external audit of our platform, certain security manuals and operational procedure manuals. We also intend to apply for licensing in other countries such as United Arab Emirates (“UAE”) and Thailand, countries that have been passing and modifying laws quickly regarding blockchain and cryptocurrency technologies and currencies.

We believe licensing in Thailand will open up opportunities in Indonesia under a cooperative license agreement between the two countries. We also believe that our license in El Salvador will open opportunities in other south american countries, allowing us to enter these jurisdictions using the licenses from other countries. Licensing requirements could change based on geopolitical policies or other policies outside of our control. Growth into other jurisdictions will be selected based on the highest probability of approval of the licenses. We have had talks with the other jurisdictions and are reviewing licensing and application requirements, but applications have not yet been submitted.

El Salvador and UAE do not require an escrow account for licensing. The cost to obtain licenses is generally less than $10,000, but there can be capital requirements with banks requiring escrowed amounts of cash up to $500,000. Failure to fund escrow requirements would result in delay in our ability to operate in that jurisdiction. If we are unable to obtain licenses in the countries we are targeting, we will be required to re-evaluate our business plan for viability.

As a US company we will also have disclosure documents that will need to be provided under US law even if we are not operating or accepting clients in the USA. Our current business operating plan to digitize RWA tokens does not qualify as a investment contract under the “Howey Test” requiring SEC regulation as current assets and commodities that are tokenized are not expected to give returns based on the reliance of other people’s efforts.

Individuals, countries or businesses that cannot pass our KYC/AML process, including the United States of America and European Union countries, are prohibited from using our service, stopping end users trying to access our platform from setting up accounts. The KYC and AML service verifies users, businesses and transactions while simultaneously managing cases and deterring fraud. The system includes email and phone risk assessments and device intelligence. We go through a very thorough ID Verification, Liveness face match, address verification, live agent video call, QES/eIDAS, NFC, Known face search, blocklist check and duplicate check. Our AML screening screens for PEP and sanctions amongst other important factors such as ongoing fraud monitoring and suspicious transaction reporting. Our KYC and AML policies are provided by SumSub, a third-party service provider which monitors and protects our platform.

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

Employees

We have one full time employee, our President, George Athanasiadis and a part time CTO Tomaz Strgar. The Board retains consultants and advisors on as needed basis. They are compensated with cash and the issuance of the Company’s common stock.

Facilities

Our corporate offices are located in El Salvador. Our main operations will be spread across Central America and Asia. Consultants, advisors and contract service providers will work from home offices and from a location in El Salvador.

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

Our Common Stock is traded on the OTC Markets. The prices quoted may not reflect the price at which you can resell your shares. Because of the illiquid nature of our stock, we are subject to rules of the U.S. Securities and Exchange Commission that make it difficult for stockbrokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. There can be no assurance that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

Our management controls us.

Our current officers and directors own approximately 74% of our outstanding common stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. Alexander Borodich, by his ownership of Class A Preferred Stock, has the right to vote 49% of our voting securities.

We have a going concern issue.

Our consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have accumulated losses since inception and have had negative cash flows from operations, which raise substantial doubt about our ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about our ability to continue as a going concern are as follows:

The ability to continue our operations depends on our ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and obtain capital.

There can be no assurance that we will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Our common stock is currently traded on the OTC Markets OTCQB under the symbol UTKN. Our goal is to uplist to a larger exchange. However, we cannot assure you that we will be able to meet the initial listing standards of the stock exchanges or quotation medium we are hoping to uplist to, or that we will be able to maintain a listing of our common stock on any stock exchange. In addition, we may be subject to an SEC rule that, if we failed to meet the criteria outlined in such rule, imposes various practice requirements on broker-dealers who sell securities governed by such rule to persons other than established customers and accredited investors. Consequently, such a rule may deter broker-dealers from recommending or trading shares in our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

We are currently applying for several licenses in different Jurisdictions. If licenses are not approved it could affect our growth rate.

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

We plan to operate in El Salvador, United Arab Emirates, Thailand and Indonesia. The risks associated with the various regimes and government oversite in these countries could impact our business.

The governments and regulations in the countries we plan to operate in could pass legislation affecting our plans for development and growth within the regions. Dealing with the regulatory environments in these countries can be risky and therefore could affect the growth, expansion and viability of the company in the future.

We plan to operate using licenses with El Salvador, United Arab Emirates, Thailand and Indonesia. Any country can change regulations and make licensing and compliance more difficult and/or more expensive.

The operation of licensing across multiple jurisdictions can be difficult to keep up with current regulations and restrictions. Changes in leadership in the countries can also affect our licenses even after they are issued.

Regulatory developments are rapidly changing related to crypto assets, the crypto asset markets and artificial intelligence products in El Salvador

El Salvador has become a global leader in crypto assets and crypto markets. They have been aggressively marketing crypto assets and have created regulations within El Salvador that govern their digital asset markets. This can provide risk if they begin to be more restrictive in certain activities that the company is involved with. We will be using the Digital Asset Provider License from El Salvador and the revocation or suspension of this license could cause harm to the company.

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

Item 2. Properties

Our corporate offices are located in El Salvador. Our main operations will be spread across Central America and Asia. Consultants, advisors and contract service providers will work from home offices and from our location in El Salvador.

Item 3. Legal Proceedings

There are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC markets under the symbol “UTKN”. As of March 1, 2026, there were 252 registered stockholders of Universal Token, Inc.

Repurchases

The company did not purchase any shares under any stock repurchase programs in 2025 or 2024, respectively, and there is no allocation of funds set aside for future repurchases under any stock repurchase plans at the current time.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K (annual report), which include additional information about our accounting policies, practices, and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts, circumstances, and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial condition. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended. We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations, events or circumstances after the date of this Report is filed. Universal Token, Inc. and its subsidiaries are referred to collectively as “Universal Token” “the Company,” “we, “us” or “our” in the following discussion and analysis.

Going Concern

At December 31, 2025, we had $1,151,236 in assets, $12,930 of them current assets and a $505,219 accumulated deficit. Our current liquidity resources are not sufficient to fund anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

The ability to continue Universal Token’s operations depends on its ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and obtain capital.

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

Results of Operations

For the Years Ended December 31, 2025 and 2024

Revenues and Cost of Sales

We did not recognize any revenue during the years ended December 31, 2025 and 2024.

Operating Expenses

Operating expenses were $355,026 during the year ended December 31, 2025, compared to $156,838 during the year ended December 31, 2024. Operating expenses consisted of $303,264 and $147,234 in professional fees and $51,762 and $9,604 in general and administrative expenses during the years ended December 31, 2025 and 2024, respectively. Increases in professional fees and general and administrative expenses are a result of increased software development activities requiring administrative support.

Other Income and Expenses

Total other income was $2,860 as a result of a gain from disposal of subsidiary during the year ended December 31, 2025, compared to $0 in during the year ended December 31, 2024.

Net Loss Before Discontinued Operations

As a result of the above, we recognized a net loss before discontinued operations of $352,166 and $156,838 for the years ended December 31, 2025 and 2024, respectively.

Loss From Discontinued Operations

We recognized net losses from discontinued operations of $4,082 and $9,540 for the years ended December 31, 2025 and 2024, respectively.

Net Loss

As a result of the above, we recognized a net loss of $356,248 and $166,378 for the years ended December 31, 2025 and 2024, respectively.

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

Liquidity and Capital Resources of the Company

Current Assets

Current assets as of December 31, 2025 totaled $12,930, consisting of $1,842 in cash and $11,088 in other current assets. Current assets as of December 31, 2024 totaled $84,733, consisting of $67,705 in cash and other current assets of $1,560.

Non-Current Assets

Non-current assets as of December 31, 2025 totaled $1,138,306, consisting of $1,133,500 in capitalized software and $4,806 in intangible assets. Non-current assets as of December 31, 2024 totaled $447,774, consisting of $425,500 in software development costs, $4,806 in intangible assets and assets of discontinued operations of $17,468.

.

Current Liabilities

Total liabilities were $30,000 and $658,009 as of as of December 31, 2025 and 2024, respectively, and were all current. Total current liabilities at December 31, 2025 consisted of accounts payable and accrued expenses totaling $30,000. Total current liabilities at December 31, 2024 consisted of accounts payable and accrued expenses totaling $7,783 and notes payable to related parties of $650,226.

Non-Current Liabilities

There were no non-current liabilities at December 31, 2025. Non-current liabilities as of December 31, 2024 totaled $12,837, all liabilities of discontinued operations.

Net Cash Used in Operating Activities

During the years ended December 31, 2025 and 2024, our operating activities used net cash of $372,889 and $166,897, respectively. Uses of cash during the year ended December 31, 2025 were mainly due to the $356,248 in net loss as well as and $2,560 in gain from disposal of subsidiary and net changes in non-cash currency translation, partially offset by $15,919 in net changes in other current liabilities. Uses of cash during the year ended December 31, 2024 were mainly due to the $166,378 in net loss as well as a $15,967 net increase in other current assets. Uses are partially offset by $11,743 in changes in cash used from accounts receivable and payable and $3,705 in non-cash expenses such as depreciation and currency translation.

Net Cash Used in Investing Activities

During the years ended December 31, 2025 and 2024, we used $709,527 and $430,306 in cash investing activities, respectively. Uses of cash during the year ended December 31, 2025 were due to $708,000 in software development costs and $1,527 in cash distributed in the disposal of its subsidiary UHA. Uses of cash during the year ended December 31, 2024 are due to $425,500 in software development costs and $4,806 in purchases of intangible assets.

Net Cash Provided by Financing Activities

During the years ended December 31, 2025 and 2024, we recognized $986,474 and $650,226 in cash provided by financing activities, respectively. During the years ended December 31, 2025 and 2024, we received $1,149,200 and $0 from common stock sold for cash, respectively. During the years ended December 31, 2025 and 2024, we received $0 and $650,226 in cash from related party advances and repaid $162,726 and $0 in notes payable, related party, respectively.

At December 31, 2025 and 2024, we had working capital deficits of $17,070 and $590,744, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the years ended December 31, 2025 or 2024.

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

Revenue Recognition Policy

Universal Token recognizes revenue in accordance with the provisions of Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied.

The Company intends to provide digital assets from El Salvador for sale, tokenize assets for sale and develop blockchain tools for sale that will provide entry to the market for countries such as Tunisia and United Arab Emirates. During 2025, the Company plans to enter into agreements in connection with its blockchain products in Thailand and Indonesia. Revenue recognition for the sale of digital and tokenized assets will be based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied, title or access to digital assets are transferred and amounts are due are collected or collectible.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Universal Token does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered.

Software Development Costs

In accordance with ASC 350-40, Internal Use Software, Universal Token capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalized costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. Software development costs, when placed in service, are amortized on a straight-line basis over their estimated useful life upon initial release of the software or additional features. A related license fee shall also commence the amortization only upon capitalization of software development.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NEW AUDITOR REPORT

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Universal Token, Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Universal Token, Inc. And its subsidiaries (the "Company") as of December 31, 2025 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended December 31,2025 and the related notes (collectively referred to as the "consolidated financial statements").In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and the consolidated results of its operations and its cash flows of the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the entity's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on ·the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Discontinued Operations

As described in Note 9, the Company ceased operations through the disposition of its subsidiary, UHA, as it was no longer considered viable to pursue licensing activities in Tunisia. Accordingly, the results of such operations have been presented as discontinued operations, reflecting a significant strategic shift in the Company's operation s. Prior period amounts have been appropriately reclassified to con form to the current presentation. Our opinion is not modified with respect to this matter.

Other Matters

We were not engaged to audit, review, or apply any procedures to the financial statements for the year ended December 31 , 2024 and, accordingly, we do not express an opinion or any other form of assurance on those financial statements.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters to communicate.

For CNGSN & Associates LLP

Chartered Accountants

PCAOB Firm ID: 7274

We have served as the Company’s auditor since 2025

Bengaluru, India

Date — 30th March 2026

UDIN- 26269079DWJGEZ9564

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

F-2

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

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 8, 2025

06662

UNIVERSAL TOKEN, INC. AND SUBSIDIARIES

(FORMERLY ECO BRIGHT FUTURE, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS

Current Assets:
Cash	$1,842	$65,705
Prepaid and other current assets	11,088	1,560
Assets from discontinued operations	—	17,468
Total Current Assets	12,930	84,733

Non-Current Assets:
Software development in progress	1,133,500	425,500
Intangible assets	4,806	4,806
Total Non-Current Assets	1,138,306	430,306

Total Assets	$1,151,236	$515,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$30,000	$7,783
Advances payable, related party	—	650,226
Liabilities from discontinued operations	—	12,837
Total Current Liabilities	30,000	670,846

Total Liabilities	$30,000	$670,846

Stockholders' Equity (Deficit)
Preferred Stock Series A; $0.001 par value, 100,000,000 and 10,000,000 shares authorized and 10,000,000 and 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized and 101,561,000 and 100,690,000 shares issued and outstanding, respectively	101,561	100,690
Additional paid-in capital	1,544,894	(90,935)
Other comprehensive (loss) income	—	3,409
Accumulated deficit	(535,219)	(178,971)
Total Stockholders' (Deficit) Equity Attributable to Parent	1,121,236	(155,807)
Equity Attributable to Noncontrolling interest	(7)	5
Total Stockholders' Equity (Deficit)	1,121,229	(155,802)

Total Liabilities and Stockholders' Equity (Deficit)	$1,151,236	$515,039

UNIVERSAL TOKEN, INC. AND SUBSIDIARIES

(FORMERLY ECO BRIGHT FUTURE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
REVENUES
Service revenue	$—	$—
Total revenues	—	—

OPERATING EXPENSES
Professional Fees	303,264	147,234
General and administrative	51,762	9,604
Total Operating Expenses	355,026	156,838

OPERATING LOSS	(355,026)	(156,838)

OTHER INCOME (EXPENSES)
Gain on disposal of subsidiary	2,860	—
Total Other Income (Expenses)	2,860	—

LOSS BEFORE INCOME TAXES	(352,166)	(156,838)
Provision for income taxes	—	—

CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	(352,166)	(156,838)
Loss from discontinued operations	(4,082)	(9,540)
CONSOLIDATED NET LOSS	$(356,248)	$(166,378)
Consolidated net income (loss) attributable to noncontrolling interest	(2)	(5)
CONSOLIDATED NET LOSS	$(356,246)	$(166,383)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	300	7,500
COMPREHENSIVE NET LOSS	$(355,946)	$(158,883)

LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Basic net income per common share	(0.00)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	101,358,304	100,690,000

UNIVERSAL TOKEN, INC. AND SUBSIDIARIES

(FORMERLY ECO BRIGHT FUTURE, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2023	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(12,593)	$(334)	$—	$6,828

Foreign currency translation	—	—	—	—	—	—	3,743	—	3,743

Net income for the year ended December 31, 2024	—	—	—	—	—	(166,378)	—	5	(166,373)

Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$5	$(155,802)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$5	$(155,802)

Common stock issued for cash	—	—	676,000	676	1,148,524	—	—	—	1,149,200

Common stock issued for related party debt	—	—	195,000	195	487,305	—	—	—	487,500

Foreign currency translation	—	—	—	—	—	—	300	—	—

Recognition of other comprehensive income	—	—	—	—	—	—	(3,709)	—	(3,709)

Net loss for the year ended December 31, 2025	—	—	—	—	—	(356,248)	—	2	(356,246)

Balance, December 31, 2025	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(535,219)	$—	$7	$1,121,229

UNIVERSAL TOKEN, INC. AND SUBSIDIARIES

(FORMERLY ECO BRIGHT FUTURE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(356,248)	$(166,378)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Depreciation	—	296
Loss on foreign currency translation	300	3,409
Gain on disposal of subsidiary	(2,860)	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,573
Other current assets	(6,771)	(15,967)
Accounts payable and accrued expenses	22,690	10,170
Net cash provided by (used in) operating activities	(342,889)	(166,897)

Cash Flows from Investing Activities
Software development costs	(708,000)	(425,500)
Cash disbursed in disposition of subsidiary	(1,527)	—
Purchase of domain name	—	(4,806)
Net cash used in investing activities	(709,527)	(430,306)

Cash Flows from Financing Activities
Common stock issued for cash	1,149,200	—
Advances from related party	—	650,225
Repayment of advances from related party	(162,726)	—
Net cash provided by financing activities	986,474	650,225

Net change in cash	(65,942)	53,022
Cash, beginning of year	67,784	14,762
Cash, end of year	$1,842	$67,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party debt	$487,500	$—

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of Universal Token, Inc. and its wholly owned subsidiary (“Universal Token”, or the “Company”) United Heritage, Sociedad Anonmima De Capital Variable (“UHS”) and UHS’s formerly wholly owned subsidiary, Universa Hub Africa (“UHA”). Universal Token was incorporated on August 31, 2021, under the laws of the State of Wyoming under the name Eco Bright Future, Inc., the name was changed to Universal Token, Inc. in October 2025. UHS was incorporated on July 12, 2023, under the laws of the country of El Salvador and UHA was incorporated on March 28, 2019, under the laws of the country of Tunisia. On December 20, 2023, the Company entered into a Merger Agreement with UHS that provided for the controlling owner and holder of 10,000,000 shares of Universal Token’s Series A Preferred Stock to transfer all of the Series A Preferred Stock to the beneficial owner of all of the 2,000 shares of capital stock of UHS, with 1,999 shares of UHS common stock transferred to Universal Token and 1 share retained to satisfy El Salvador corporate ownership laws, a minority interest. On November 30, 2025, the ownership of UHA was returned to its prior owner by returning UHS’s shares in UHA.

The Company is an artificial intelligence and blockchain technology company that intends to utilize real world asset tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. The Company intends to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as the United Arab Emirates and Thailand.

Basis of Presentation

The Financial Statements and related disclosures have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. Universal Token has elected a calendar year-end.

Cash Equivalents

Universal Token considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition Policy

Universal Token recognizes revenue in accordance with the provisions of Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied.

The Company intends to provide digital assets from El Salvador for sale, tokenize assets for sale and develop blockchain tools for sale that will provide entry to the market for countries such as Tunisia and United Arab Emirates. During 2026, the Company plans to enter into agreements in connection with its blockchain products in Thailand and Indonesia. Revenue recognition for the sale of digital and tokenized assets will be based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied, title or access to digital assets are transferred and amounts are due are collected or collectible.

Universal Token did not recognize any revenue during the years ended December 31, 2025 and 2024.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Universal Token does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered. There were no receivables or bad debt write offs as of and for the years ended December 31, 2025 and 2024.

Software Development Costs

In accordance with ASC 350-40, Internal Use Software, Universal Token capitalizes certain software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalized costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software development costs, when placed in service, will be amortized on a straight-line basis over the estimated useful life upon initial release of the software or additional features. A related license fee shall also commence the amortization only upon capitalization of software development. See Note 3 for further details.

Stock-Based Compensation

Universal Token records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There are no outstanding stock-based compensation plans or awards issued as of December 31, 2025.

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

The carrying values of cash, other current assets, in-process software development and intangibles approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

New Accounting Pronouncements

Universal Token has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Series Update (“ASU”) No. 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60):Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 was effective January 1, 2025 for the Company. The adoption of ASU 2023-05 did not have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets(“ASU 2023-08”). ASU 2023-08 was issued to improve the accounting for and disclosure of certain crypto assets in light of their expanded use in the investment community. The changes made by ASU 2023-08 were effective for the Company January 1, 2025. The adoption of ASU 2023-08 did not have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that public business entities provide on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign and disaggregated by individual jurisdictions for amounts greater than 5% of income taxes paid. The changes made by ASU 2023-09 were effective for the Company January 1, 2025. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income - Expense Disaggregations Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires an entity to disaggregate, in a tabular format, disclosure in the notes to financial statements of all relevant expense captions presented on the face of the income statement in continuing operations into the following expense categories: a) Purchases of inventory b) Employee compensation (disclosing separately any one-time employee termination benefits, if applicable) c) Depreciation for the period in total d) Intangible asset amortization (for separate requirement to disclose intangible asset amortization expense for the period in total) e) Depreciation, depletion, and amortization of capitalized acquisition, exploration, and development costs recognized as part of oil- and gas- producing activities or other amounts of depletion expense. ASU 2024-03 is effective for the Company effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) Determining the Accounting Acquirer in the Acquisition of a Variable Interest (“ASU 2025-03”). ASU 2025-03 revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

In May 2025, the FASB issued ASU 2025-04, Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Clarifications to Share-Based

Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 is effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

In July 2025, the FASB issued ASU 2025-05, Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 was issued to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-04 is effective for the Company January 1, 2026 and is not expected to have a significant impact on the Company’s consolidated financial position and results of operations.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Basic and Diluted Loss Per Share

Universal Token presents basic earnings per share (EPS) on the face of the statements of operation. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The calculation of basic and diluted net loss per share is as follows:

	For the Years Ended December 31,
	2025	2024
Basic and Diluted Loss Per Share:
Numerator:
Net loss from continuing operations	$(352,166)	$(156,838)
Net loss from discontinued operations	(4,082)	(9,540)
Net loss	$(356,248)	$(166,378)
Denominator:
Weighted average common shares outstanding, basic and diluted	101,358,304	100,690,000

Basic and diluted net loss per share from continuing operations	$(0.00)	$(0.00)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.00)	$(0.00)

Income Taxes

Universal Token records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. Universal Token considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

NOTE 2 - INCOME TAXES

Universal Token files income tax returns in the U.S. federal jurisdiction. Universal Token’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components:

	For the Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forward	$118,952	$44,988
Valuation allowance	(118,952)	(44,988)
Net deferred tax asset	$—	$—

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income for the year ended December 31, 2025 and 2024 due to the following:

	For the Years Ended December 31,
	2025	2024
Pre-tax book income (loss)	$(73,955)	$(34,949)
Meals	—	20
Valuation allowance	73,955	34,929
Federal Income Tax	$—	$—

The Company had net operating losses of approximately $566,395 that can be used indefinitely. Due to the change in ownership in 2023, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2021 through 2024 are subject to examination.

Supplemental income tax disclosures for the year ended December 31, 2025 follow:

Income taxes paid:
Federal	$—
State	—
Foreign	—
Total income taxes paid	$—

Income from continuing operations before income taxes:
Domestic	$—
Foreign	—
$—
Income tax expense from continuing operations:
Federal	$—
State	—
Foreign	—

A reconciliation of income tax expense to the income tax expense computed at the statutory rate follows:

	Amount	%
Federal income tax expense (benefit)- at the statutory rate of 21%	$(73,955)	(21)%
Adjustments:
Other nontaxable and nondeductible items	—	-%

Valuation allowance	$(73,955)	(21)%
	—	—

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

We incurred and capitalized software development costs of $708,000 and $425,500 during the years ended December 31, 2025 and 2024, respectively. Upon completion, the Company will amortize its software development costs on a straight-line basis over the estimated the useful life. The balance of software development costs at December 31, 2025 and 2024 was $1,133,500 and $425,500, respectively.

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

On November 25, 2025, the Company issued 41,000 restricted shares of common stock for $69,700 cash, or $1.70 per share.

On December 17, 2025, the Company issued 15,000 restricted shares of common stock for $25,500 cash, or $1.70 per share.

NOTE 5 - GOING CONCERN

Universal Token's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Universal Token has recently accumulated losses since its inception and has had recent negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about Universal Token's ability to continue as a going concern are as follows:

The ability to continue Universal Token’s operations depends on its ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and obtain capital.

There can be no assurance that Universal Token will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of Universal Token to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - FOREIGN CURRENCY OPERATIONS

Universal Token operated in foreign countries, specifically, Tunisia during the years ended December 31, 2025 and 2024. As such, assets and liabilities of foreign subsidiaries are translated into United States dollars at the rate of exchange in effect at year-end. The related translation adjustments are made directly to other comprehensive income or loss. Income and expenses are translated at the average rates of exchange in effect during the year. Foreign currency gains and losses are included in the results of operations and are generally classified in other income (expense) in the Consolidated Statements of Operations. During November 2025, UHA was disposed of through a return of its stock to its original owners. As such, accumulated income through November 30, 2025 related to the conversion of Tunisian dinar into United States dollars was recognized as part of the gain on disposal of subsidiary. Accumulated other comprehensive loss was $0 and $3,409 at December 31, 2025 and 2024, respectively. Foreign currency comprehensive net income was $300 and $7,500 for the years ended December 31, 2025 and 2024, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Share Return Agreement

On November 30, 2025, the Company’s wholly owned El Salvadorian subsidiary, UHS, entered into a Share Return Agreement to return the shares of UHA to an entity controlled by a significant shareholder of the Company and former ownership of UHA. The Share Return Agreement provides for the transfer of the ownership of UHA from UHS and the acceptance and assumption of all assets and liabilities of UHA as of November 30, 2025. As a result of the Share Return Agreement, the Company recognized a net loss on disposition of $2,860, which, due to the related party relationship, was recorded as a reduction of capital to additional paid-in capital.

Related Party Advances

As of December 31, 2024, Eco Bright had a note payable to an officer and director for short-term advances totaling $613,423. On Feb 19, 2025, the Company issued 195,000 of restricted shares of common stock in exchange for a $487,500 note payable to an officer and director, or $2.50 per share. Additionally, during the year ended December 31, 2025, the Company repaid the balance of $125,932 in cash. The balance of the advances was $0 and $613,423 as December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company repaid $36,802 in short-term advances to a significant shareholder and director of the Company. The balance of the advances was $0 and $36,802 as of as December 31, 2025 and 2024, respectively.

Consulting Fees

During the year ended December 31, 2025, the Company paid a significant shareholder $20,000 in consulting fees.

NOTE 8 - PRIOR PERIOD PRESENTATION CORRECTION

During the preparation of the consolidated financial statements for the three months ended March 31, 2025, it was discovered that there were unintentional errors in the presentation of two balance sheet accounts, resulting in immaterial errors. As such, the December 31, 2024 presented amounts for Other current assets, originally reported as $16,851, was changed to $16,949, and Accounts payable was increase from the originally reported $20,540 to $20,620. These changes resulted in a net difference of $18 on the presented consolidated balance sheet as of December 31, 2024, there were no impacts to the consolidated income statement as of December 31, 2024.

NOTE 9 - DISCONTINUED OPERATIONS

During November 2025, the Company determined it no longer viable to continue to pursue licensing in the country of Tunisia and ceased operations through a disposition of its subsidiary UHA as discussed above. As such, the operations of UHA qualified as discontinued operations as it represented a significant strategic shift in the Company’s operations and financial results. In addition, the operations and cash flows of the UHA operations business can be distinguished, operationally and for financial reporting purposes, from the remaining operations of the Company. The historical statement of operations of UHA as of December 31, 2025 and 2024 have been presented as discontinued operations in the consolidated financial statements. The previous year numbers are regrouped and reclassified wherever necessary on account of disposal of subsidiary.

The operating results of the Company’s discontinued operations for the years ended December 31, 2025 and 2024 are as follows:

	For the Years Ended December 31,
	2025	2024

Operating Expenses:
General and administrative	3,115	12,195
Total operating expenses	3,115	12,195

Operating Loss	(3,115)	(12,195)

Other Income (Expenses)
Other expense	(967)	—
Other income	—	2,655
Total other income (expense)	(967)	2,655

Loss from discontinued operations	$(4,082)	$(9,540)

Assets and liabilities from discontinued operations as of December 31, 2024 are as follows:

December 31,
2024
ASSETS

Current Assets:
Cash	$2,079
Prepaid and other current assets	15,389
Total Current Assets	$17,468

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$12,837
Total Current Liabilities	$12,837

NOTE 10 - SUBSEQUENT EVENTS

The Company reviewed subsequent events through March 30, 2026, the date the financial statements were available to be issued.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2025, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel. We presently have only two officers. The material weaknesses include: 1) no segregation of duties within the Company; 2) no management oversight or multiple levels of supervision and review; 3) no control documentation being produced and no one to review control documentation; and, 4) a lack of expertise in the application of generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer (as defined in SEC Rule 16a-1(f) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 405 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Information Concerning Directors

Each of the persons named below currently serve as a director of the Company.

Name	Position	Age	Start Date
George Athanasiadis	CEO/Director	49	August 2021
Tomaz Strgr	CTO/Director	63	December 2023
Alexander Borodich	Chairman of the Board	50	August 2025

George Athanasiadis Director, President, Chief Executive Officer, Treasurer, Secretary, Age 49, director until Dec 31, 2027

Mr. Athanasiadis joined the Company as Chief Executive Officer, Secretary, and Principal Financial Officer in August 2021. Mr. Athanasiadis has a history of managing multiple successful businesses. He has experience at an executive level and has served on multiple boards and as an officer of multiple companies. He graduated from University of Florida with a Bachelor’s of Science in electrical engineering. He also has a masters degree in business and a masters degree in information technology. Mr. Athanasiadis has been elected to serve as director of the Company until December 31, 2027.

Recent Work History:

Bright Business LLC – Owner and operator of import of LED light fixtures for multi family construction for the last 15 years.

2G Group LLC – Managing director of marketing group that specializes in information technology and business development

Tomaz Strgar Director, Chief Technology Officer, Age 63, director until Dec 31, 2027

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

Alexander Borodich, Chairman of the Board, Age 50, Director until Dec. 31, 2027

Alexander Borodich has served as Chairman of the Board since August 2025 and is the founder of the Universa blockchain platform. Mr Borodich graduated from the Moscow State Institute of Electronics and Mathematics, completing his graduate studies in 2003.

Recent Work History

Mr. Borodich is a private investor and the managing partner of the marketing communication agency FutureAction, the founder of FutureLabs, and the VentureClub.ru investor club, a crowd-investment platform. He is the former principal of the Economic School at Moscow State University (2010–2013), and current Chairman of the Scientific Research & Innovative Technologies Commission at the International Aerospace Committee.

Corporate Governance

Director Independence

Applying the definition of independence under Nasdaq rules, the board has determined that there are no independent directors on the board currently.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Attendance of Directors at Board Meetings and Annual Meeting of the Shareholders

During 2025, the Board of Directors met (or acted via written consent) 10 times. Each director during this time frame attended at least 75% of the aggregate number of meetings held during his term of service.

Board Committees

The board does not have committees established at this time.

Item 11. Executive Compensation

During the previous 2 years Executive Compensation has been zero. Executive Compensation will begin as revenues increase. It is expected that compensation will begin in 4th quarter of 2026 and will initially be $120,000 per year for executive board members that are working full time. Any additional board members that are not full time will be compensated on a contract basis and will be individually negotiated. Amount paid will not exceed the full time board members.

Review process for executive compensation is currently done between executives. As we increase revenues and growth there will be a specific committee established for the future. This committee will be The Compensation Committee. It is not yet established.

The following table illustrates compensation accrued to directors during the most recently ended fiscal year:

Name	Fees earned or paid in cash ($) (Wages Earned and Accrued)	Stock awards ($)	Option awards ($)	Non-equity incentive compensation plan ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Athanasiadis	—	—	—	—	—	—	—
Tomaz Strgr	—	—	—	—	—	—	—
Alexander Borodich	—	—	—	—	—	—	—

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

Section 17 of the Wyoming Statutes permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action, ( i.e .., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

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

The following tables set forth certain information with respect to beneficial ownership of the Company’s common stock as of February 20, 2026, based on 101,561,000 issued and outstanding shares of common stock, by:

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

Title of Class	Name and address of Beneficial Owner	Amount of shares owned	Nature of beneficial ownership	Percent of class	Voting Power
Common	George Athanasiadis (Puerto Rico)	19,800,000	Officer/Director	19.5%	9.5%
Common	Tarasov Law (Alexander Borodich)	20,195,000	Over 5%	19.9%	10%
Common	United Digital Holdings LLC	35,000,000	Over 5%	34.4%	17.4%
Preferred Series A	Alexander Borodich	10,000,000	Over 5%	100%	49%
	Tomaz Strgr (Slovenia)	—	Officer	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Share Return Agreement

On November 30, 2025, our wholly owned El Salvadorian subsidiary, UHS, entered into a Share Return Agreement to return the shares of UHA to an entity controlled by a Alexander Borodich and former ownership of UHA. The Share Return Agreement provides for the transfer of the ownership of UHA from UHS and the acceptance and assumption of all assets and liabilities of UHA as of November 30, 2025.

Related Party Advances

As of December 31, 2024, we had a note payable to George Athanasiadis for short-term advances totaling $613,423. On Feb 19, 2025, the Company issued 195,000 of restricted shares of common stock in exchange for a $487,500 of the amount. During the year ended December 31, 2025, we repaid the balance of $125,932 in cash.

During the year ended December 31, 2025, we repaid $36,802 in short-term advances from Alexander Borodich.

Consulting Fees

During the year ended December 31, 2025, the Company paid Alexander Borodich $20,000 in consulting fees.

Item 14. Principal Accountant Fees and Services

Our auditor for the fiscal year ended December 31, 2025, is CNGSN & Associates LLP. The Company has ratified CNGSN & Associates LLP, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2025. Our auditor for the fiscal year ended December 31, 2024, was M.S. Madhava Rao.

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

Year	Audit Fees	Audit Related Fees	Total Fees
2025	$48,000	$0	$48,000
2024	$47,500	$0	$47,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation of Eco Bright Future, Inc. (incorporated by reference)
3.2	Articles of Incorporation Amended and Restated of Eco Bright Future, Inc. (incorporated by reference)
3.3	Corporate Bylaws of Eco Bright Future, Inc. (incorporated by reference)
20.1	Bitcoin Digital Service License
23.1	Consent of Independent Registered Accounting Firm for the year ending December 31, 2025
23.2	Consent of Independent Registered Accounting Firm for the year ending December 31, 2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.XSD	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TOKEN, INC.

By:	/s/ George Athanasiadis
	Name:	George Athanasiadis
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Borodich	Chairman of the Board of Directors	March 31, 2026
Alexander Borodich

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Accounting and Financial Officer)	March 31, 2026
George Athanasiadis

/s/ Tomaz Strgar	Chief Technology Officer and Director	March 31, 2026
Tomaz Strgar