Form 10-Q
period 2026-03-31
Universal Token
filed 2026-05-11
CIK 1919182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended March 31, 2026

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the transition period from ____________ to ____________.

Commission file number:  000-54457

UNIVERSAL TOKEN, INC.

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

As of April 30, 2026, there were 101,561,000 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash	$223	$1,842
Other current assets	6,675	11,088
Total current assets	6,898	12,930

NON-CURRENT ASSETS
Intangible assets	4,806	4,806
Software development	1,143,500	1,133,500
Total non-current assets	1,148,306	1,138,306
TOTAL ASSETS	$1,155,204	$1,151,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	7,693	30,000
Total current liabilities	7,693	30,000

Non-current liabilities:
Loans payable, related party	44,000	—
Total non-current liabilities	44,000	—

TOTAL LIABILITIES	$51,693	$30,000

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 100,000,000 shares authorized and 10,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized, 101,561,000 and 101,561,000 shares issued and outstanding, respectively	101,561	101,561
Additional paid-in capital	1,544,894	1,544,894
Accumulated deficit	(552,944)	(535,219)
Total Stockholders’ Equity Attributable to Parent	1,103,511	1,121,236
Equity Attributable to Noncontrolling interest	(7)	(7)
Total Stockholders' Equity	1,103,504	1,121,229

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,155,204	1,151,236

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
REVENUES	$—	$—
OPERATING EXPENSES
Professional fees	11,999	88,335
General and administrative	5,726	4,818
Total operating expenses	17,725	93,153
Operating Loss	(17,725)	(93,153)
OTHER INCOME (EXPENSES)
Other income (expenses)	—	(808)
Total other income (expenses)	—	(808)
Consolidated Net Loss	$(17,725)	$(93,961)

Consolidated net loss attributable to noncontrolling interest	—	1)
Consolidated Net Loss Attributable to Parent	$(17,725)	$(93,960)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	101,561,000	101,064,444

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$5	$(155,802)

Common stock issued for cash	—	—	350,000	350	594,650	—	—	—	595,000

Common stock issued for related party debt	—	—	195,000	195	487,305	—	—	—	487,500

Currency translation	—	—	—	—	—	—	58	—	58

Net loss for the three months ended March 31, 2025	—	—	—	—	—	(93,961)	—	1	(93,960)
Balance, March 31, 2025	10,000,000	$10,000	101,235,000	$101,235	$991,020	$(272,932)	$3,467	$6	$832,796

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(535,219)	$—	$1,121,236	$7	$1,121,229

Net loss for the three months ended March 31, 2026	—	—	—	—	—	(17,725)	—	(17,725)	—	(17,725)
Balance, March 31, 2026	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(552,944)	$—	$1,103,511	$7	$1,103,504

The accompanying notes are an integral part of these unaudited financial statements.

 UNIVERSAL TOKEN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,725)	$(93,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation	—	58
Changes in operating assets and liabilities:
Prepaid and other current assets	4,413	(2,742)
Accounts payable and accrued expenses	(22,307)	(4,013)
Net cash used in operating activities	(35,619)	(100,658)

Cash flows from investing activities:
Software development costs	(10,000)	(175,000)
Net cash used in investing activities	(10,000)	(175,000)
Cash flows from financing activities:
Common stock issued for cash	—	595,000
Loans from related party	44,000	—
Repayment of loans from related party	—	(51,803)
Net cash provided by financing activities	44,000	543,197

Net change in cash	(1,619)	267,539
Cash, beginning of period	1,842	67,784

Cash, end of period	$223	$335,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party debt	$487,500	$—

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements presented are those of Universal Token, Inc. and its wholly owned subsidiary United Heritage, Sociedad Anonmima De Capital Variable (“UHS”) , collectively, “Universal Token”, or the “Company”. During the year ended December 31, 2025, UHS disposed of its wholly owned subsidiary Universa Hub Africa (“UHA”). Universal Token was incorporated on August 31, 2021, under the laws of the State of Wyoming under the name Eco Bright Future, Inc., the name was changed to Universal Token, Inc. in October 2025. UHS was incorporated on July 12, 2023, under the laws of the country of El Salvador and UHA was incorporated on March 28, 2019, under the laws of the country of Tunisia.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements of Universal Token have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Universal Token ’s Annual Report on Form 10-K for the year ending December 31, 2025 filed with the SEC.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2025 as reported in the Form 10-K have been omitted.

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

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company intends to provide digital assets from El Salvador for sale, tokenize assets for sale and develop blockchain tools for sale that will provide entry to the market for countries such as Tunisia and United Arab Emirates. During 2026, the Company plans to enter into agreements in connection with its blockchain products in Thailand, Indonesia, and United Arab Emirates. Revenue recognition for the sale of digital and tokenized assets will be based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied, title or access to digital assets are transferred and amounts are due are collected or collectible.

Universal Token did not recognize any revenue during the three months ended March 31, 2026 and 2025.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Universal Token does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered. Due to exceptional collections history, Universal Token has not had any bad debt write-offs and there were no allowances for doubtful accounts as of March 31, 2026 or December 31, 2025. There were no outstanding receivables as of March 31, 2026 and 2025.

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

Stock-Based Compensation

Universal Token records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There were no outstanding stock-based compensation plans or awards issued as of March 31, 2026 and December 31, 2025.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The calculation of basic and diluted net loss per share is as follows:

	For the Three Months Ended March 31,
	2026	2025
Basic and Fully Diluted Loss Per Share:
Numerator:
Net loss	$(17,725)	$(93,960)

Denominator:
Basic and fully diluted weighted average common shares outstanding:	101,561,000	101,064,444
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Universal Token incurred and capitalized software development costs of $10,000 and $175,000 during the three months ended March 31, 2026 and 2025, respectively. Total capitalized software development costs totaled $1,143,500 and $1,133,500 as of March 31, 2026 and December 31, 2025, respectively. Upon completion, the Company will amortize its software development costs on a straight-line basis over the estimated useful life.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026, the Company borrowed a total of $44,000 in loans from a significant shareholder and director of the Company. The loans are due December 31, 2028, unsecured and do not bare interest. The balance of the loans was $44,000 and $0 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 4 - GOING CONCERN

Universal Token's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Universal Token has recently accumulated losses since its inception and has had negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about Universal Token 's ability to continue as a going concern are as follows:

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Going Concern

At March 31, 2026, we had $6,898 in current assets, $1,155,204 in total assets, $7,639 in current liabilities and a $552,944 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

Results of Operations

For the Three Months Ended March 31, 2026 and 2025

Revenues

We did not recognized any revenues during the three months ended March 31, 2026 and 2025.

Operating Expenses

Operating expenses were $17,725 during the three months ended March 31, 2026, compared to $93,153 during the three months ended March 31, 2025. Operating expenses consisted of $11,999 and $88,335 in professional fees and $5,726 and $4,818 in general and administrative expenses during the three months ended March 31, 2026 and 2025, respectively. Decreases in professional fees are the result of decreases in audit, consulting and legal fees. General and administrative expenses remained fairly flat during expenses during the three months ended March 31, 2026 compared to the comparable 2025 period.

Other Income and Expenses

Total other expenses were $0 and $808 during the three months ended March 31, 2026 and 2025, respectively.

Net Income (Loss)

As a result of the above, we recognized net losses of $17,725 and $93,961 for the three months ended March 31, 2026 and 2025, respectively.

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

Liquidity and Capital Resources of the Company

Current Assets

Current assets as of March 31, 2026 totaled $6,898, consisting of $223 in cash and prepaid assets of $6,675. Current assets as of December 31, 2025 totaled $12,930, consisting of $1,842 in cash and prepaid assets of $11,088.

Non-Current Assets

Non-current assets as of March 31, 2026 and December 31, 2025 totaled $1,148,306 and $1,138,306, respectively, consisting of $1,143,500 and $1,133,500 in software development costs and $4,806 and $4,806 in intangible assets, respectively.

.

Current Liabilities

Total current liabilities as of March 31, 2026 and December 31, 2025 consisted of accounts payable and accrued expenses totaling $7,693 and $30,000, respectively.

Non- Current Liabilities

Non-current liabilities as of March 31, 2026 and December 31, 2025 consisted of related party loans totaled $44,000 and $0, respectively.

Net Cash Used in Operating Activities

During the three months ended March 31, 2026, our operating activities used net cash of $35,519. Uses of cash during the three months ended March 31, 2026 are mainly due to the $17,725 net loss as well as $17,894 in net changes in operating assets and liabilities.

During the three months ended March 31, 2025, our operating activities used net cash of $100,658. Uses of cash during the three months ended March 31, 2025 are mainly due to the $93,961 in net loss as well as $6,755 in net changes in operating assets and liabilities. Uses are partially offset by $58 in non-cash currency translation.

Net Cash Used in Investing Activities

During the three months ended March 31, 2026 and 2025, we used $10,000 and $175,000 in cash investing activities, respectively, all from software development costs.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2026, we received $44,000 in related party loans.

During the three months ended March 31, 2025, we received $595,000 from the sale of common stock and repaid $51,803 in related party advances.

At March 31, 2026 and December 31, 2025, we had working capital deficits of $795 and 17,070, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind as of March 31, 2026.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

UNIVERSAL TOKEN FUTURE INC.

By:	/s/ George Athanasiadis
	Name:	George Athanasiadis
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Borodich	Chairman of the Board of Directors	April 30, 2026
Alexander Borodich
/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 30, 2026
George Athanasiadis

/s/ Tomaz Strgar	Chief Technology Officer and Director	April 30, 2026
Tomaz Strgar