Form 10-Q
period 2026-06-30
Universal Token
filed 2026-08-12
CIK 1919182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended June 30, 2026

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the transition period from ____________ to ____________.

Commission file number:  000-54457

UNIVERSAL TOKEN, INC.

(Exact name of registrant as specified in its charter)

Wyoming	87-2595314
(State of incorporation)	(IRS Employer Identification No.)

30 N Gould St #60803 Sheridan, WY 82801 USA
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

As of August 11, 2026, there were 101,561,000 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash	$27	$1,842
Other current assets	2,670	11,088
Total current assets	2,697	12,930

NON-CURRENT ASSETS
Intangible assets	4,806	4,806
Software development	1,143,500	1,133,500
Total non-current assets	1,148,306	1,138,306
TOTAL ASSETS	$1,151,003	$1,151,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	16,864	30,000
Advances payable, related party	5,264	—
Total current liabilities	22,128	30,000

Non-current liabilities:
Loans payable, related party	44,000	—
Total non-current liabilities	44,000	—

TOTAL LIABILITIES	$66,128	$30,000

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 100,000,000 shares authorized and 10,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized, 101,561,000 and 101,561,000 shares issued and outstanding, respectively	101,561	101,561
Additional paid-in capital	1,544,894	1,544,894
Accumulated deficit	(571,580)	(535,219)
Total Stockholders’ Equity Attributable to Parent	1,084,875	1,121,236
Equity Attributable to Noncontrolling interest	(7)	(7)
Total Stockholders' Equity	1,084,868	1,121,229

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,151,003	$1,151,236

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Sales	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	13,990	193,085	25,989	281,420
General and administrative	4,646	28,341	10,372	33,159
Total operating expenses	18,636	221,426	36,361	314,579
Operating Loss	(18,636)	(221,426)	(36,361)	(314,579)
OTHER EXPENSES
Other expenses	—	(165)	—	(973)
Total other expenses	—	(165)	—	(973)
Consolidated Net Loss	$(18,636)	$(221,591)	$(36,361)	$(315,552)

Consolidated net loss attributable to noncontrolling interest	—	—	—	1
Consolidated Net Loss Attributable to Parent	$(18,636)	$(221,591)	$(36,361)	$(315,551)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	—	294	—	352
Consolidated Other Comprehensive Loss	$(18,636)	$(221,297)	$(36,361)	$(315,199)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	101,561,000	101,264,386	101,561,000	101,224,227

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	to Parent	Interest	Equity

Balance, March 31, 2026	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(552,944)	$—	$1,103,511	$(7)	$1,103,504

Net loss for the three months ended June 30, 2026	—	—	—	—	—	(18,636)	—	(18,636)	—	(18,636)

Balance, June 30, 2026	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(571,580)	$—	$1,084,875	$(7)	$1,084,868

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	to Parent	Interest	Equity

Balance, December 31, 2025	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(535,219)	$—	$1,121,236	$(7)	$1,121,229

Net loss for the six months ended June 30, 2026	—	—	—	—	—	(36,361)	—	(36,361)	—	(36,361)

Balance, June 30, 2026	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(571,580)	$—	$1,084,875	$(7)	$1,084,868

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	to Parent	Interest	Equity

Balance, March 31, 2025	10,000,000	$10,000	101,235,000	$101,235	$991,020	$(272,932)	$3,467	$832,790	$(6)	$832,784

Common stock issued for cash	—	—	200,000	200	339,800	—	—	340,000	—	340,000

Currency translation	—	—	—	—	—	—	294	294	—	294

Net loss for the three months ended June 30, 2025	—	—	—	—	—	(221,591)	—	(221,591)	—	(221,591)

Balance, June 30, 2025	10,000,000	$10,000	101,435,000	$101,435	$1,330,820	$(494,523)	$3,761	$951,493	$(6)	$951,487

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	to Parent	Interest	Equity

Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$(155,807)	$(5)	$(155,802)

Common stock issued for cash	—	—	550,000	550	934,450	—	—	935,000	—	935,000

Common stock issued for related party debt	—	—	195,000	195	487,305	—	—	487,500	—	487,500

Currency translation	—	—	—	—	—	—	352	352	—	352

Net loss for six months ended June 30, 2025	—	—	—	—	—	(315,552)	—		(1)	(315,551)

Balance, June 30, 2025	10,000,000	$10,000	101,435,000	$101,435	$1,330,820	$(494,523)	$3,761	$951,493	$(6)	$951,487

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(36,361)	$(315,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation	—	352
Changes in operating assets and liabilities:
Other current assets	8,418	(2,583)
Accounts payable and accrued expenses	(13,136)	(4,123)
Advances payable, related party	5,264	—
Net cash used in operating activities	(35,815)	(321,906)

Cash flows from investing activities:
Software development costs	(10,000)	(500,000)
Net cash used in investing activities	(10,000)	(500,000)
Cash flows from financing activities:
Common stock issued for cash	—	935,000
Loans from related party	44,000	—
Repayment of loans from related party	—	(162,726)
Net cash provided by financing activities	44,000	772,274

Net change in cash	(1,815)	(49,632)
Cash, beginning of period	1,842	67,784

Cash, end of period	$27	$18,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party debt	$—	$487,500

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

The Company is an artificial intelligence and blockchain technology company that intends to utilize real world asset tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. The Company intends to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as the United Arab Emirates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements of Universal Token have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Universal Token’s Annual Report on Form 10-K for the year ending December 31, 2025 filed with the SEC.

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

The Company intends to provide digital assets from El Salvador for sale, tokenize assets for sale and develop blockchain tools for sale that will provide entry to the market for countries such as Tunisia and United Arab Emirates. During 2026, the Company plans to enter into agreements in connection with its blockchain products in Indonesia, and United Arab Emirates. Revenue recognition for the sale of digital and tokenized assets will be based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied, title or access to digital assets are transferred and amounts are due are collected or collectible.

Universal Token did not recognize any revenue during the six months ended June 30, 2026 and 2025.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Universal Token does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered. Due to exceptional collections history, Universal Token has not had any bad debt write-offs and there were no allowances for doubtful accounts as of June 30, 2026 or December 31, 2025. There were no outstanding receivables as of June 30, 2026 or December 31, 2025.

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

Stock-Based Compensation

Universal Token records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There were no outstanding stock-based compensation plans or awards issued as of June 30, 2026 and December 31, 2025.

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

The calculation of basic and diluted net loss per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic Loss Per Share:
Numerator:
Net loss	$(18,636)	$(221,591)	$(36,361)	$(315,552)

Denominator:
Weighted average common shares outstanding:
Basic	101,561,000	101,264,386	101,561,000	101,224,227
Diluted	101,561,000	101,264,386	101,561,000	101,224,227
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Universal Token incurred and capitalized software development costs of $10,000 and $500,000 during the six months ended June 30, 2026 and 2025, respectively. Total capitalized software development costs totaled $1,143,500 and $1,133,500 as of June 30, 2026 and December 31, 2025, respectively. Upon completion, the Company will amortize its software development costs on a straight-line basis over the estimated useful life.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2026, the Company borrowed a total of $44,000 in loans from a significant shareholder and director of the Company. The loans are due December 31, 2028, unsecured and do not bare interest. The balance of the loans was $44,000 and $0 as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, a significant shareholder and director of the Company advanced a total of $5,264 for the payment of expenses. The advances are short-term, due on demand, are unsecured and do not bare interest. The balance of the advances was $5,264 and $0 as of June 30, 2026 and December 31, 2025, respectively.

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

Overview

The Company is an artificial intelligence and blockchain technology company that intends to utilize real world asset tokenization to create a virtual investment vehicle on the blockchain linked to tangible assets such as real estate, precious metals, art and collectibles. The Company intends to provide digital assets from El Salvador, tokenize assets and develop blockchain tools for entry to countries such as the United Arab Emirates.

Going Concern

At June 30, 2026, we had $2,697 in current assets, $1,151,003 in total assets, $22,128 in current liabilities, $44,000 in non-current liabilities, $66,128 in total liabilities and a $571,580 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

Results of Operations

For the Three months ended June 30, 2026 and 2025

Revenues

We did not recognize any revenues during the three months ended June 30, 2026 and 2025.

Operating Expenses

Operating expenses were $18,636 during the three months ended June 30, 2026, compared to $221,426 during the three months ended June 30, 2025. Operating expenses consisted of $13,990 and $193,085 in professional fees and $4,646 and $28,341 in general and administrative expenses during the three months ended June 30, 2026 and 2025, espectively. The $179,095 decrease in professional fees is the result of decreases in consulting, audit and legal fees from decreases operations and development activity. General and administrative expenses decreased $23,695 during the three months ended June 30, 2026 compared to the comparable 2025 period, also from decreased operations and development activity.

Other Income and Expenses

Total other expenses were $0 and $165 during the three months ended June 30, 2026 and 2025, respectively.

Net Income (Loss)

As a result of the above, we recognized net losses of $18,636 and $221,591 for the three months ended June 30, 2026 and 2025, respectively.

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

For the Six months ended June 30, 2026 and 2025

Revenues

We did not recognize any revenues during the six months ended June 30, 2026 and 2025.

Operating Expenses

Operating expenses were $36,361 during the six months ended June 30, 2026, compared to $314,579 during the six months ended June 30, 2025. Operating expenses consisted of $25,989 and $281,420 in professional fees and $10,372 and $33,159 in general and administrative expenses during the six months ended June 30, 2026 and 2025, respectively. The $255,431 decrease in professional fees is the result of decreases in consulting, audit and legal fees from decreases operations and development activity. General and administrative expenses decreased $22,797 during the six months ended June 30, 2026 compared to the comparable 2025 period, also from decreased operations and development activity.

Other Income and Expenses

Total other expenses were $0 and $973 during the six months ended June 30, 2026 and 2025, respectively.

Net Loss

As a result of the above, we recognized net losses of $36,361 and $315,552 for the six months ended June 30, 2026 and 2025, respectively.

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

Liquidity and Capital Resources of the Company

Total Assets

Total assets consisted of $2,697 and $12,930 of current assets and $1,148,306 and $1,138,306 in non-current assets as of June 30, 2026 and December 31, 2025.

Current Assets

Current assets as of June 30, 2026 totaled $2,697, consisting of $27 in cash and prepaid assets of $2,670. Current assets as of December 31, 2025 totaled $12,930, consisting of $1,842 in cash and prepaid assets of $11,088.

Non-Current Assets

Non-current assets as of June 30, 2026 and December 31, 2025 totaled $1,148,306 and $1,138,306, respectively, consisting of $1,143,500 and $1,133,500 in software development costs and $4,806 and $4,806 in intangible assets, respectively.

Total Liabilities

Total liabilities consisted of $22,128 and $30,000 of current liabilities and $44,000 and $0 in non-current liabilities as of June 30, 2026 and December 31, 2025, respectively.

Current Liabilities

Total current liabilities as of June 30, 2026 and December 31, 2025 was $22,128 and $30,000 and consisted of accounts payable and accrued expenses totaling $16,894 and $30,000, respectively, and advances payable, related party totaling $5,264 and $0, respectively.

Non- Current Liabilities

Non-current liabilities as of June 30, 2026 and December 31, 2025 consisted of related party loans totaling $44,000 and $0, respectively.

Net Cash Used in Operating Activities

During the six months ended June 30, 2026, our operating activities used net cash of $35,815. Uses of cash during the six months ended June 30, 2026 are mainly due to the $36,361 net loss, partially offset by $546 in net changes in operating assets and liabilities.

During the six months ended June 30, 2025, our operating activities used net cash of $321,906. Uses of cash during the six months ended June 30, 2025 are mainly due to the $315,552 in net loss as well as $6,706 in net changes in operating assets and liabilities. Uses are partially offset by $352 in non-cash currency translation.

Net Cash Used in Investing Activities

During the six months ended June 30, 2026 and 2025, we used $10,000 and $500,000 in cash investing activities, respectively, all from software development costs.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2026, we received $44,000 in related party loans.

During the six months ended June 30, 2025, we received $935,000 from the sale of common stock and repaid $162,726 in related party advances.

At June 30, 2026 and December 31, 2025, we had working capital deficits of $19,431 and 17,070, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind as of June 30, 2026.

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

The Company intends to provide digital assets from El Salvador for sale, tokenize assets for sale and develop blockchain tools for sale that will provide entry to the market for countries such as Tunisia and United Arab Emirates. During 2025, the Company plans to enter into agreements in connection with its blockchain products in Indonesia. Revenue recognition for the sale of digital and tokenized assets will be based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied, title or access to digital assets are transferred and amounts are due are collected or collectible.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

UNIVERSAL TOKEN INC.

By:	/s/ George Athanasiadis
	Name:	George Athanasiadis
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Borodich	Chairman of the Board of Directors	August 11, 2026
Alexander Borodich
/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	August 11, 2026
George Athanasiadis