Form 10-Q
period 2026-09-30
Universal Token
filed 2026-11-03
CIK 1919182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended September 30, 2026

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

As of November 3, 2026, there were 101,561,000 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash	$558	$1,842
Other current assets	15,196	11,088
Total current assets	15,754	12,930

NON-CURRENT ASSETS
Intangible assets	4,806	4,806
Software development	1,143,500	1,133,500
Total non-current assets	1,148,306	1,138,306
TOTAL ASSETS	$1,164,060	$1,151,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	2,799	30,000
Advances payable, related party	47,933	—
Total current liabilities	50,732	30,000

Non-current liabilities:
Loans payable, related party	44,000	—
Total non-current liabilities	44,000	—

TOTAL LIABILITIES	$94,732	$30,000

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 100,000,000 shares authorized and 10,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized, 101,561,000 and 101,561,000 shares issued and outstanding, respectively	101,561	101,561
Additional paid-in capital	1,544,894	1,544,894
Accumulated deficit	(587,127)	(535,219)
Total Stockholders’ Equity Attributable to Parent	1,069,328	1,121,236
Equity Attributable to Noncontrolling interest	(7)	(7)
Total Stockholders' Equity	1,069,321	1,121,229

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,164,060	$1,151,236

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING EXPENSES
Professional fees	$11,518	$18,301	$37,507	$299,721
General and administrative	4,029	14,174	14,401	47,333
Total operating expenses	15,547	32,475	51,908	347,054
Operating Loss	(15,547)	(32,475)	(51,908)	(347,054)
OTHER EXPENSES
Other expenses	—	(32)	—	(1,005)
Total other expenses	—	(32)	—	(1,005)
Consolidated Net Loss	$(15,547)	$(32,507)	$(51,908)	$(348,059)

Consolidated net loss attributable to noncontrolling interest	—	—	—	1
Consolidated Net Loss Attributable to Parent	$(15,547)	$(32,507)	$(51,908)	$(348,058)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	—	39	—	391
Consolidated Total Comprehensive Loss	$(15,547)	$(32,468)	$(51,908)	$(347,667)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	101,561,000	101,457,065	101,561,000	101,302,692

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(571,580)	$—	$1,084,875	$(7)	$1,084,868

Net loss for the three months ended September 30, 2026	—	—	—	—	—	(15,547)	—	(15,547)	—	(15,547)
Balance, September 30, 2026	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(587,127)	$—	$1,069,328	$(7)	$1,069,321

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(535,219)	$—	$1,121,236	$(7)	$1,121,229

Net loss for the nine months ended September 30, 2026	—	—	—	—	—	(51,908)	—	(51,908)	—	(51,908)
Balance, September 30, 2026	10,000,000	$10,000	101,561,000	$101,561	$1,544,894	$(587,127)	$—	$1,069,328	$(7)	$1,069,321

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	10,000,000	$10,000	101,435,000	$101,435	$1,330,820	$(494,523)	$3,761	$951,493	$(6)	$951,487
Common stock issued for cash	—	—	70,000	70	118,930	—	—	119,000	—	119,000

Currency translation	—	—	—	—	—	—	39	39	—	39

Net loss for the three months ended September 30, 2025	—	—	—	—	—	(32,507)	—	(32,507)	—	(32,507)
Balance, September 30, 2025	10,000,000	$10,000	101,505,000	$101,505	$1,449,750	$(527,030)	$3,800	$1,038,025	$(6)	$1,038,019

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	10,000,000	$10,000	100,690,000	$100,690	$(90,935)	$(178,971)	$3,409	$(155,807)	$(5)	$(155,812)
Common stock issued for cash	—	—	620,000	620	1,053,380	—	—	1,054,000	—	1,054,000

Common stock issued for related party debt	—	—	195,000	195	487,305	—	—	487,500	—	487,500

Currency translation	—	—	—	—	—	—	391	391	—	391

Net loss for the nine months ended September 30, 2025	—	—	—	—	—	(348,059)	—	(348,059)	(1)	(348,060)
Balance, September 30, 2025	10,000,000	$10,000	101,505,000	$101,505	$1,449,750	$(527,030)	$3,800	$1,038,025	$(6)	$1,038,019

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(51,908)	$(348,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation	—	391
Changes in operating assets and liabilities:
Other current assets	(4,108)	(16,052)
Accounts payable and accrued expenses	(27,201)	(2,350)
Advances payable, related party	47,933	—
Net cash used in operating activities	(35,284)	(366,070)

Cash flows from investing activities:
Software development costs	(10,000)	(585,000)
Net cash used in investing activities	(10,000)	(585,000)
Cash flows from financing activities:
Common stock issued for cash	—	1,054,000
Loans from related party	44,000	—
Repayment of loans from related party	—	(162,726)
Net cash provided by financing activities	44,000	891,274

Net change in cash	(1,284)	(59,796)
Cash, beginning of period	1,842	67,784

Cash, end of period	$558	$7,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party debt	$—	$487,500

The accompanying notes are an integral part of these unaudited financial statements.

UNIVERSAL TOKEN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim consolidated financial statements presented are those of Universal Token, Inc. and its wholly owned subsidiary United Heritage, Sociedad Anonima de Capital Variable (“UHS”) , collectively, “Universal Token”, or the “Company”. During the year ended December 31, 2025, UHS disposed of its wholly owned subsidiary Universa Hub Africa (“UHA”). Universal Token was incorporated on August 31, 2021, under the laws of the State of Wyoming under the name Eco Bright Future, Inc., the name was changed to Universal Token, Inc. in October 2025. UHS was incorporated on July 12, 2023, under the laws of the country of El Salvador and UHA was incorporated on March 28, 2019, under the laws of the country of Tunisia.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements of Universal Token have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Universal Token’s Annual Report on Form 10-K for the year ending December 31, 2025 filed with the SEC.

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

Revenue Recognition Policy

Universal Token recognizes revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied.

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

Universal Token did not recognize any revenue during the nine months ended September 30, 2026 and 2025.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Universal Token does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered. Universal Token has not had any bad debt write-offs and there were no allowances for doubtful accounts as of September 30, 2026 or December 31, 2025. There were no outstanding receivables as of September 30, 2026 or December 31, 2025.

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

Stock-Based Compensation

Universal Token records stock-based compensation using the fair value method. Equity instruments issued to employees and non-employees and the cost of the services received as consideration are accounted for in accordance with ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. There were no outstanding stock-based compensation plans or awards issued as of September 30, 2026 and December 31, 2025.

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

The carrying values of cash, other current assets, intangible assets, software development, accounts payable and accrued expenses and advances payable, related party approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

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

The calculation of basic and diluted net loss per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Loss Per Share:
Numerator:
Net loss	$(15,547)	$(32,507)	$(51,908)	$(348,059)

Denominator:
Weighted average common shares outstanding:
Basic	101,561,000	101,457,065	101,561,000	101,302,692
Diluted	101,561,000	101,457,065	101,561,000	101,302,692
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Universal Token incurred and capitalized software development costs of $10,000 and $585,000 during the nine months ended September 30, 2026 and 2025, respectively. Total capitalized software development costs totaled $1,143,500 and $1,133,500 as of September 30, 2026 and December 31, 2025, respectively. The software has not yet been placed into service as of September 30, 2026, upon completion, the Company will amortize its software development costs on a straight-line basis over the estimated useful life.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2026, the Company borrowed a total of $44,000 in loans from a significant shareholder and director of the Company. The loans are due December 31, 2028, unsecured and do not bear interest. The balance of the loans was $44,000 and $0 as of September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, a significant shareholder and director of the Company advanced a total of $47,933 for the payment of expenses. The advances are short-term, due on demand, are unsecured and do not bear interest. The balance of the advances was $47,933 and $0 as of September 30, 2026 and December 31, 2025, respectively.

NOTE 4 - GOING CONCERN

Universal Token's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Universal Token has accumulated losses since its inception and has had negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about Universal Token 's ability to continue as a going concern are as follows:

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

Going Concern

At September 30, 2026, we had $15,754 in current assets, $1,148,306 in non-current assets and $1,164,060 in total assets. We had $50,732 in current liabilities, $44,000 in non-current liabilities and $94,732 in total liabilities, with a $587,127 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Results of Operations

For the Three months ended September 30, 2026 and 2025

Revenues

We did not recognize any revenues during the three months ended September 30, 2026 and 2025.

Operating Expenses

Operating expenses were $15,547 during the three months ended September 30, 2026, compared to $32,475 during the three months ended September 30, 2025. Operating expenses consisted of $11,518 and $18,301 in professional fees and $4,029 and $14,174 in general and administrative expenses during the three months ended September 30, 2026 and 2025, respectively. The $6,783 decrease in professional fees is the result of decreased in consulting, audit and legal fees from decreased operations and development activity. General and administrative expenses decreased $10,145 during the three months ended September 30, 2026 compared to the comparable 2025 period, also from decreased operations and development activity.

Other Income and Expenses

Total other expenses were $0 and $32 during the three months ended September 30, 2026 and 2025, respectively.

Net Income (Loss)

As a result of the above, we recognized net losses of $15,547 and $32,507 for the three months ended September 30, 2026 and 2025, respectively.

For the Nine months ended September 30, 2026 and 2025

Revenues

We did not recognize any revenues during the nine months ended September 30, 2026 and 2025.

Operating Expenses

Operating expenses were $51,908 during the nine months ended September 30, 2026, compared to $347,054 during the nine months ended September 30, 2025. Operating expenses consisted of $37,507 and $299,721 in professional fees and $14,401 and $47,333 in general and administrative expenses during the nine months ended September 30, 2026 and 2025, respectively. The $262,214 decrease in professional fees is the result of decreased in consulting, audit and legal fees from decreased operations and development activity. General and administrative expenses decreased $32,932 during the nine months ended September 30, 2026 compared to the comparable 2025 period, also from decreased operations and development activity.

Other Income and Expenses

Total other expenses were $0 and $1,005 during the nine months ended September 30, 2026 and 2025, respectively.

Net Loss

As a result of the above, we recognized net losses of $51,908 and $348,059 for the nine months ended September 30, 2026 and 2025, respectively.

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

Liquidity and Capital Resources of the Company

Total Assets

Total assets consisted of $15,754 and $12,930 of current assets and $1,148,306 and $1,138,306 in non-current assets as of September 30, 2026 and December 31, 2025, respectively.

Current Assets

Current assets as of September 30, 2026 totaled $15,754, consisting of $558 in cash and other current assets assets of $15,196. Current assets as of December 31, 2025 totaled $12,930, consisting of $1,842 in cash and other current assets assets of $11,088.

Non-Current Assets

Non-current assets as of September 30, 2026 and December 31, 2025 totaled $1,148,306 and $1,138,306, respectively, consisting of $1,143,500 and $1,133,500 in software development costs and $4,806 and $4,806 in intangible assets, respectively.

Total Liabilities

Total liabilities consisted of $50,732 and $30,000 of current liabilities and $44,000 and $0 in non-current liabilities as of September 30, 2026 and December 31, 2025, respectively.

Current Liabilities

Total current liabilities as of September 30, 2026 and December 31, 2025 totaled $50,732 and $30,000 and consisted of accounts payable and accrued expenses totaling $2,799 and $30,000, respectively, and advances payable, related party totaling $47,933 and $0, respectively.

Non- Current Liabilities

Non-current liabilities as of September 30, 2026 and December 31, 2025 consisted of related party loans totaling $44,000 and $0, respectively.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2026, our operating activities used net cash of $35,284. Uses of cash during the nine months ended September 30, 2026 are mainly due to the $51,908 net loss, partially offset by $16,624 in net changes in operating assets and liabilities.

During the nine months ended September 30, 2025, our operating activities used net cash of $366,070. Uses of cash during the nine months ended September 30, 2025 are mainly due to the $348,059 in net loss as well as $18,402 in net changes in operating assets and liabilities. Uses are partially offset by $391 in non-cash currency translation.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2026 and 2025, we used $10,000 and $585,000 in cash investing activities, respectively, all from software development costs.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2026, we received $44,000 in related party loans.

During the nine months ended September 30, 2025, we received $1,054,000 from the sale of common stock and repaid $162,726 in related party loans.

At September 30, 2026 and December 31, 2025, we had working capital deficits of $34,978 and $17,070, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind as of September 30, 2026.

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

The Company intends to provide digital assets from El Salvador for sale, tokenize assets for sale and develop blockchain tools for sale that will provide entry to the market for countries such as Tunisia and United Arab Emirates. During 2026, the Company plans to enter into agreements in connection with its blockchain products in Indonesia and the United Arab Emirates. Revenue recognition for the sale of digital and tokenized assets will be based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied, title or access to digital assets are transferred and amounts are due are collected or collectible.

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

Software Development Costs

In accordance with ASC 350-40, Internal Use Software, Universal Token capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post- implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalized costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. Software development costs, when placed in service, are amortized on a straight-line basis over their estimated useful life upon initial release of the software or additional features.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first half of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Alexander Borodich	Chairman of the Board of Directors	November 3, 2026
Alexander Borodich
/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	November 3, 2026
George Athanasiadis